Form 10-Q
period 2002-06-30
GB HOLDINGS INC; GB PROPERTY FUNDING CORP; GREATE BAY HOTEL & CASINO INC
filed 2002-08-14
CIK 912926, 912906, 906595

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2002
                               ---------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

Commission file number                   33-69716
                       ------------------------------------------------

                            GB PROPERTY FUNDING CORP.
                                GB HOLDINGS, INC.
                        GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

                   DELAWARE                                 75-2502290
                   DELAWARE                                 75-2502293
                  NEW JERSEY                                22-2242014
-------------------------------------------------     --------------------------
       (States or other jurisdictions of                   (I.R.S. Employer
        incorporation or organization)                   Identification No."s)

           c/o Sands Hotel & Casino
     Indiana Avenue & Brighton Park
          Atlantic City, New Jersey                              08401
-------------------------------------------------     --------------------------
       (Address of principal executive offices)               (Zip Code)

(Registrants" telephone number, including area code):        (609) 441-4517
                                                      -------------------------

                                (Not Applicable)
--------------------------------------------------------------------------------
            (Former name, former address, and former fiscal year, if
                          changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X No
                                    ---   ----------------------

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes X No
                                    ---   ----------------------

      Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of the last practicable date.

             Registrant                              Class                    Outstanding at August 9, 2002
---------------------------------------  ---------------------------------    ------------------------------
      GB Property Funding Corp.          Common stock, $1.00 par value                   100 shares
          GB Holdings, Inc.              Common stock, $.01 par value                 10,000,000 shares
  Greate Bay Hotel and Casino, Inc.        Common stock, no par value                    100 shares

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         June 30,       December 31,
                                                           2002             2001
                                                       -------------    -------------
                                                        (Unaudited)
Current Assets:
     Cash and cash equivalents                         $  55,285,000    $  57,369,000
     Accounts receivable, net of allowances
        of $12,989,000 and $14,406,000, respectively       6,529,000        8,911,000
     Inventories                                           2,114,000        2,431,000
     Income taxes receivable                                 441,000          759,000
     Prepaid expenses and other current assets             3,260,000        2,266,000
                                                       -------------    -------------
        Total current assets                              67,629,000       71,736,000
                                                       -------------    -------------

Property and Equipment:
     Land                                                 54,814,000       54,814,000
     Buildings and improvements                           90,561,000       84,890,000
     Equipment                                            34,460,000       27,321,000
     Construction in progress                             12,037,000       17,003,000
                                                       -------------    -------------
                                                         191,872,000      184,028,000
     Less - accumulated depreciation and
        amortization                                     (18,813,000)     (13,016,000)
                                                       -------------    -------------
     Property and equipment, net                         173,059,000      171,012,000
                                                       -------------    -------------

Other Assets:
     Obligatory investments, net of allowances of
       $9,892,000 and $9,290,000, respectively             9,929,000        9,302,000
     Other assets                                          3,477,000        3,872,000
                                                       -------------    -------------
        Total other assets                                13,406,000       13,174,000
                                                       -------------    -------------
                                                       $ 254,094,000    $ 255,922,000
                                                       =============    =============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          June 30,      December 31,
                                                            2002            2001
                                                       -------------    -------------
                                                        (Unaudited)
Current Liabilities
     Current maturities of long-term debt              $      20,000    $      19,000
     Accounts payable                                      4,924,000        6,843,000
     Accrued liabilities -
        Salaries and wages                                 3,913,000        4,144,000
        Interest                                           3,092,000        3,092,000
        Insurance                                          1,712,000        1,670,000
        Other                                              5,895,000        5,421,000
     Other current liabilities                             3,359,000        3,873,000
                                                       -------------    -------------
        Total current liabilities                         22,915,000       25,062,000
                                                       -------------    -------------
Long-Term Debt                                           110,342,000      110,352,000
                                                       -------------    -------------
Other Noncurrent Liabilities                               3,128,000        3,839,000
                                                       -------------    -------------

Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, $.01 par value per share;
       5,000,000 shares authorized; 0 shares outstanding        --               --
     Common Stock, $.01 par value per share;
       20,000,000 shares authorized;
       10,000,000 shares outstanding                         100,000          100,000
     Additional paid-in capital                          124,900,000      124,900,000
     Accumulated deficit                                  (7,291,000)      (8,331,000)
                                                       -------------    -------------
        Total shareholders' equity                       117,709,000      116,669,000
                                                       -------------    -------------
                                                       $ 254,094,000    $ 255,922,000
                                                       =============    =============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Three Months Ended
                                                                                       June 30,
                                                              ------------------------------------------------------
                                                                       2002                         2001
                                                              ------------------------     -------------------------
                                                                    (Unaudited)                  (Unaudited)
Revenues:
     Casino                                                   $            51,854,000      $             61,499,000
     Rooms                                                                  3,049,000                     3,046,000
     Food and beverage                                                      5,752,000                     7,824,000
     Other                                                                  1,050,000                     1,401,000
                                                              ------------------------     -------------------------
                                                                           61,705,000                    73,770,000
     Less - promotional allowances                                        (12,123,000)                  (16,882,000)
                                                              ------------------------     -------------------------
         Net revenues                                                      49,582,000                    56,888,000
Expenses:
     Casino                                                                35,303,000                    42,345,000
     Rooms                                                                  1,016,000                     1,141,000
     Food and beverage                                                      2,822,000                     2,651,000
     Other                                                                    675,000                     1,118,000
     General and administrative                                             4,032,000                     2,868,000
     Depreciation and amortization                                          3,622,000                     2,852,000
     Loss on impairment of fixed assets                                     1,282,000                             -
                                                              ------------------------     -------------------------
         Total expenses                                                    48,752,000                    52,975,000
                                                              ------------------------     -------------------------
Income from operations                                                        830,000                     3,913,000
                                                              ------------------------     -------------------------

Non-operating income (expense):
     Interest income                                                          240,000                       560,000
     Interest expense (net of capitalized interest of
         $155,000, for the three months ended June 30, 2002)               (2,953,000)                   (3,108,000)
     Gain on asset disposal                                                    37,000                             -
                                                              ------------------------     -------------------------
     Total non-operating expense, net                                      (2,676,000)                   (2,548,000)
                                                              ------------------------     -------------------------
Income (loss) before income taxes                                          (1,846,000)                    1,365,000
     Income tax benefit (provision)                                           628,000                      (528,000)

                                                              ------------------------     -------------------------
Net income (loss)                                             $            (1,218,000)     $                837,000
                                                              ========================     =========================
Basic/diluted income (loss) per common share                  $                 (0.12)     $                   0.08
                                                              ========================     =========================
Weighted average common shares outstanding                                 10,000,000                    10,000,000
                                                              ========================     =========================

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Six Months Ended
                                                                     June 30,
                                                          ------------------------------
                                                               2002             2001
                                                          -------------    -------------
                                                           (Unaudited)      (Unaudited)
Revenues:
     Casino                                               $ 107,524,000    $ 115,165,000
     Rooms                                                    5,795,000        5,601,000
     Food and beverage                                       12,217,000       14,564,000
     Other                                                    1,978,000        2,306,000
                                                          -------------    -------------
                                                            127,514,000      137,636,000
     Less - promotional allowances                          (24,688,000)     (32,147,000)
                                                          -------------    -------------
         Net revenues                                       102,826,000      105,489,000
                                                          -------------    -------------
Expenses:
     Casino                                                  72,123,000       82,771,000
     Rooms                                                    2,120,000        2,161,000
     Food and beverage                                        5,312,000        4,659,000
     Other                                                    1,408,000        1,759,000
     General and administrative                               6,944,000        6,924,000
     Depreciation and amortization                            6,865,000        5,816,000
     Loss on impairment of fixed assets                       1,282,000             --
                                                          -------------    -------------
         Total expenses                                      96,054,000      104,090,000
                                                          -------------    -------------
Income from operations                                        6,772,000        1,399,000
                                                          -------------    -------------
Non-operating income (expense):
     Interest income                                            530,000        1,550,000
     Interest expense (net of capitalized interest of
         $534,000 for the six months ended June 30, 2002)    (5,682,000)      (6,237,000)
     Gain on asset disposal                                      52,000            6,000
                                                          -------------    -------------
     Total non-operating expense, net                        (5,100,000)      (4,681,000)
                                                          -------------    -------------
Income (loss) before income taxes                             1,672,000       (3,282,000)
     Income tax benefit (provision)                            (632,000)       1,063,000
                                                          -------------    -------------
Net income (loss)                                         $   1,040,000    $  (2,219,000)
                                                          =============    =============
Basic/diluted income/(loss) per common share              $        0.10    $       (0.22)
                                                          =============    =============
Weighted average common shares outstanding                   10,000,000       10,000,000
                                                          =============    =============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Six Months Ended
                                                                                June 30,
                                                                 ----------------------------------
                                                                     2002                2001
                                                                 ---------------     --------------
                                                                  (Unaudited)         (Unaudited)
OPERATING ACTIVITIES:
     Net income (loss)                                            $    1,040,000      $  (2,219,000)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                 6,865,000          5,816,000
         Loss on impairment of fixed assets                            1,282,000                  -
         Gain on asset disposal                                          (52,000)            (6,000)
         Provision for doubtful accounts                                 912,000          1,579,000
         Decrease in income taxes receivable                             318,000                  -
         (Increase) decrease in accounts receivable                    1,470,000         (1,349,000)
         Decrease in accounts payable
           and accrued liabilities                                    (1,634,000)        (3,020,000)
         Net change in other current assets and liabilities           (1,481,000)        (1,387,000)
         Net change in other noncurrent assets and liabilities           131,000            170,000
                                                                 ---------------     --------------

            Net cash provided by (used in) operating activities        8,851,000           (416,000)
                                                                 ---------------     --------------
INVESTING ACTIVITIES:
     Purchase of property and equipment                               (9,696,000)        (9,993,000)
     Proceeds from disposition of assets                                  52,000              6,000
     Obligatory investments                                           (1,281,000)        (1,251,000)
                                                                 ---------------     --------------
         Net cash used in investing activities                       (10,925,000)       (11,238,000)
                                                                 ---------------     --------------
FINANCING ACTIVITIES:
     Repayments of long-term debt                                        (10,000)           (42,000)
                                                                 ---------------     --------------
         Net cash used in financing activities                           (10,000)           (42,000)
                                                                 ---------------     --------------
         Net decrease in cash and cash equivalents                    (2,084,000)       (11,696,000)
            Cash and cash equivalents at beginning of period          57,369,000         77,903,000
                                                                 ---------------     --------------
            Cash and cash equivalents at end of period           $    55,285,000     $   66,207,000
                                                                 ===============     ==============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      Organization, Business and Basis of Presentation

         GB Holdings, Inc. ("Holdings") is a Delaware corporation and was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC, a Delaware corporation, was incorporated in September 1993 and was wholly owned by PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc. ("PBV"), a newly formed entity controlled by certain stockholders of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC ("GBLLC"), whose sole member as a result of the same reorganization was PPI. In February 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its then parent. GBHC's only business activity is its ownership of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds for the benefit of GBHC. Holdings has no operating activities and its only significant assets are its investment in GBHC and cash and cash equivalents of $38.0 million and $37.9 million as of June 30, 2002 and December 31, 2001, respectively. Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company that owned a land parcel adjacent to GBHC.

         The accompanying consolidated financial statements include the accounts and operations of Holdings and its subsidiaries (Holdings, GBHC and GB Property Funding, collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. Throughout this document, references to Notes refer to the Notes to Consolidated Financial Statements contained herein.

         On January 5, 1998, the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 14, 2000, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Modified Fifth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Official Committee of Unsecured Creditors and High River Limited Partnership and its Affiliates (the "Plan") for the Company. High River Limited Partnership ("High River") is an entity controlled by Carl C. Icahn. On September 13, 2000, the New Jersey Casino Control Commission (the "Commission") approved the Plan. On September 29, 2000, the Plan became effective (the "Effective Date"). All material conditions precedent to the Plan becoming effective were satisfied on or before September 29, 2000.

         A significant amount of the Company's revenues are derived from patrons living in northern New Jersey, southeastern Pennsylvania and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue or intensify in the future.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 2001 Annual Report on Form 10-K. Although the Company believes that the disclosures are adequate to make the information presented not misleading, the Company suggests these consolidated financial statements be read in conjunction with the notes to the consolidated financial statements which appear in that report. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year. Certain reclassifications have been made to prior year's consolidated financial statements to conform to the current year's consolidated financial statement presentation.

(2)      Long-Term Debt


         Long-term debt is comprised of the following:


                              June 30,        December 31,
                                2002             2001
                            -------------    -------------
11% notes, due 2005 (a)     $ 110,000,000    $ 110,000,000
Other                             362,000          371,000
                            -------------    -------------
     Total                    110,362,000      110,371,000
Less - current maturities         (20,000)         (19,000)
                            -------------    -------------
     Total long-term debt   $ 110,342,000    $ 110,352,000
                            =============    =============


(a) As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, GB Property Funding issued $110,000,000 of 11% notes due 2005 (the "New Notes"). Interest on the New Notes is payable on March 29 and September 29, beginning March 29, 2001. The outstanding principal is due on September 29, 2005. The New Notes are unconditionally guaranteed, on a joint and several basis, by both Holdings and GBHC, and are secured by substantially all of the assets, as of the Effective Date, other than cash and gaming receivables of Holdings and GBHC.

         The original indenture for the New Notes contained various provisions, which, among other things, restricted the ability of Holdings, and GBHC to incur certain senior secured indebtedness beyond certain limitations and contained certain other limitations on the ability to merge, consolidate, or to sell substantially all of their assets, to make certain restricted payments, to incur certain additional senior liens, and to enter into certain sale-leaseback transactions.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


         In a Consent Solicitation Statement and Consent Form dated September 14, 2001, GB Property Funding sought the consent of holders of the New Notes to make certain changes to the original indenture (the "Modifications"). The Modifications included, but were not limited to, a deletion of, or changes to, certain provisions the result of which would be (i) to permit Holdings and its subsidiaries to incur any additional indebtedness without restriction, to issue preferred stock without restriction, to make distributions in respect of preferred stock and to prepay indebtedness without restriction, to incur liens without restriction and to enter into sale-leaseback transactions without restriction, (ii) to add additional exclusions to the definition of "asset sales" to exclude from the restrictions on "asset sales" sale-leaseback transactions, conveyances or contributions to any entity in which Holdings or its subsidiaries has or obtains equity or debt interests, and transactions (including the granting of liens) made in accordance with another provision of the Modifications relating to collateral release and subordination or any documents entered into in connection with an "approved project" (a new definition included as part of the Modifications which includes, if approved by the Board of Directors of Holdings, incurrence of indebtedness or the transfer of assets to any person if Holdings or any of its subsidiaries has or obtain debt or equity interests in the transferee or any similar, related or associated event, transaction or activity) in which a release or subordination of collateral has occurred including, without limitation, any sale or other disposition resulting from any default or foreclosure, (iii) to exclude from the operation of covenants related to certain losses to collateral any assets and any proceeds thereof, which have been subject to the release or subordination provisions of the Modifications, (iv) to permit the sale or other conveyances of Casino Reinvestment Development Authority investments in accordance with the terms of a permitted security interest whether or not such sale was made at fair value, (v) to exclude from the operation of covenants related to the deposit into a collateral account of certain proceeds of "asset sales" or losses to collateral any assets and any proceeds thereof, which have been subject to the release or subordination provisions of the Modifications, (vi) to add new provisions authorizing the release or subordination of the collateral securing the New Notes in connection with, in anticipation of, as a result of, or in relation to, an "approved project", and (vii) various provisions conforming the text of the original indenture to the intent of the preceding summary of the Modifications.

         Holders representing approximately 98% in principal amount of the New Notes provided consents to the Modifications. Under the terms of the original indenture, the consent of holders representing a majority in principal amount of New Notes was a necessary condition to the Modifications. Accordingly, GB Property Funding, as issuer, and Holdings and GBHC, as guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, entered into an Amended and Restated Indenture dated as of October 12, 2001, containing the Modifications to the original indenture described in the Consent Solicitation Statement (the "Amended and Restated Indenture"). In accordance with the terms of the Consent Solicitation Statement, holders of New Notes, who consented to the Modifications and who did not revoke their consents ("Consenting Noteholders"), were entitled to $17.50 per $1,000 in principal amount of New Notes, subject to certain conditions including entry into the Amended and Restated Indenture. Upon entry into the Amended and Restated Indenture on October 12, 2001, the Company transferred approximately $1.9 million to the Trustee for distribution to Consenting Noteholders.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

         Total scheduled maturities of long-term debt as of June 30, 2002, are set forth below:

              2002 (six months)                   $         10,000
              2003                                          21,000
              2004                                          23,000
              2005                                     110,026,000
              2006                                          28,000
              Thereafter                                   254,000
                                                 ------------------
                 Total                            $    110,362,000
                                                 ==================

         At June 30, 2002 and December 31, 2001, accrued interest on the New Notes was $3,092,000 and $3,092,000, respectively.

(3)      Income Taxes

         The components of the benefit (provision) for income taxes are as follows:


                                                Six Months Ended
                                                    June 30,
                                          --------------------------
Federal income tax benefit (provision):
     Current                              $  (632,000)   $ 1,063,000
     Deferred                                    --             --

State income tax benefit (provision):
     Current                                     --             --
     Deferred                                    --             --
                                          -----------    -----------
                                          $  (632,000)   $ 1,063,000
                                          ===========    ===========

         Prior to 1997, the Company was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"). The Company's operations were included in GBCC's consolidated federal income tax returns for the years ended December 31, 1998 and 1997, but GBCC agreed to allow the Company to become deconsolidated from the GBCC group effective after December 31, 1998. In accordance therewith, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of the Company from the GBCC group for federal income tax purposes (the "Deconsolidation"). Accordingly, beginning in 1999, the Company's provision for federal income taxes has been calculated and paid on a consolidated basis.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


         At June 30, 2002, the Company had deferred tax assets including State net operating losses, Federal credit carryforwards and temporary differences. The State net operating losses ("State NOL's") begin to expire in the year 2003 for state tax purposes. A portion of the credit carryforwards, if not utilized, will begin to expire each year through 2004. The remaining credit carryforwards expire through the year 2019. In addition, as part of a certain settlement agreement, GBCC may utilize Federal net operating losses ("Federal NOL's") of the Company through December 31, 1998 to offset federal taxable income of GBCC and other members of its consolidated tax group. The Company has utilized the balance of its Federal NOL's in its 1999 (amended) and 2000 consolidated Federal tax returns. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. Due to various uncertainties, management is unable to determine that realization of the Company's deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at June 30, 2002 and December 31, 2001.

         The Internal Revenue Service is examining the consolidated federal income tax returns of HCC for the years 1995 and 1996 and the consolidated federal income tax returns for GBCC for the years 1997 and 1998 in which the Company was included (the "Audit"). GBCC management has disclosed in its annual SEC Form 10-K, filed for the year ended December 31, 2001, that the Audit is substantially complete and has resulted in adjustments to GBCC's Federal NOL's and deferred tax assets. The Company is dependent on HCC and was dependent on GBCC for information as to their operations including their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal NOL's. The Company has not yet received information regarding the details of the Audit adjustments and, therefore, is unable to estimate their impact on the Company's financial position or results of operations. In addition, GBCC filed a petition for relief in the United States Bankruptcy Court for the District of Delaware in 2001 and a plan was confirmed in 2002. GBCC's Plan provided for the liquidation of GBCC, and GBHC was notified that the Plan became effective in July 2002.

         The State of New Jersey is examining the state corporate business tax return of GBHC for the years 1996, 1997 and 1998. It is management's position that any claims by the State of New Jersey against GBHC attributable to anytime prior to January 5, 1998 are barred by applicable provisions of the Bankruptcy Code. Management is presently unable to estimate the impact of New Jersey's tax audit on the financial position or results of operations of GBHC.

         Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses. The Federal income tax provision of $632,000 for the six months ended June 30, 2002 is a result of applying the statutory Federal income tax rate of 35% to the pretax income after adjustments for income tax purposes.

         On July 2, 2002, the New Jersey Business Tax Reform Act (the "BTR") was signed into law. The BTR revises and updates the New Jersey corporation business tax and establishes filing fees for certain returns. Included in the BTR is a deferral on the use of State NOL's until tax year 2005. Those State NOL's that would have been utilized in tax years 2002 and 2003 will be granted a two year extension of their expiration period. Additionally, the BTR imposes an alternative minimum assessment ("AMA") based on gross receipts or gross profits. The taxpayer pays the greater of the AMA or the regular corporate business tax (CBT). The AMA provision is discontinued after 2006 and any portion of the AMA in excess of the regular CBT is allowed as a non-expiring future credit carryforward.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

         Although the BTR is retroactive to the beginning of 2002, since it was not enacted until the third quarter of 2002, there is no impact to the income tax benefit (provision) for the three and six months ended June 30, 2002.

         Had the BTR been enacted, it would have reduced net income by $267,000 for the six months ended June 30, 2002. That would have resulted in a $411,000 increase to the State current income tax provision and a corresponding $144,000 reduction of the Federal current income tax provision. For financial statement reporting purposes these amounts will be included in the income tax benefit (provision) to be recorded in the consolidated statements of operations for the three and nine months ended September 30, 2002.

(4)      Transactions with Related Parties

         GBHC's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights were equal to the amounts paid to the unaffiliated third party. As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, GBHC was assigned by High River the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of the Effective Date through May 19, 2086 subject to termination rights for a fee after a certain minimum term. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. The calculation of the license fee is the same as under the previous agreement. Such charges amounted to $144,000 and $128,000, respectively, for the six months ended June 30, 2002 and 2001.

         Excluding the New Notes, there were no affiliate advances and borrowings for the six months ended June 30, 2002 and 2001, respectively.

(5)      Legal Proceedings

         The Company has filed tax appeals with the New Jersey Tax Court challenging the amount of its real property assessment for calendar years 1996 through 2001, inclusive, and has filed an appeal for calendar year 2002 with the Atlantic County Tax Board. The City of Atlantic City has also appealed the amount of the assessments for the years 1996 through 2001, inclusive, and has filed a cross-petition with the Atlantic County Tax Board for calendar year 2002.

         The Company has discovered certain failures relating to currency transaction reporting and self-reported the situation to the applicable regulatory agencies. The Company has conducted an internal examination of the matter and the New Jersey Division of Gaming Enforcement is conducting a separate review. The Company has revised internal control processes and taken other measures to address the situation. The Company may be subjected to regulatory remedies, which may include cash penalties. However, the potential cash penalties cannot be estimated at this time.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

         The Company is a party in various legal proceedings with respect to the conduct of casino and hotel operations and has received employment related claims. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, the Company does not expect settlement or resolution of these proceedings or claims to have a material adverse impact upon the consolidated financial position or results of operations of the Company, but the outcome of litigation and the resolution of claims is subject to uncertainties and no assurances can be given. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

(6)      Income (Loss) Per Share

         Statement of Financial Accounting Standards No. 128: "Earnings Per Share" (SFAS 128), requires, among other things, the disclosure of basic and diluted earnings per share for public companies. Since the capital structure of the Company is simple, in that no potentially dilutive securities were outstanding during the periods presented, basic and diluted income (loss) per share are the same. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

(7)      Supplemental Cash Flow Information


         Cash paid for interest and income taxes during the six months ended June 30, 2002 and 2001 are set forth below:


                                                  Six Months Ended
                                                      June 30,
                                          -------------------------------
                                               2002             2001
                                          -------------------------------

Interest paid                             $    6,068,000   $    6,084,000
                                          ==============   ==============

Income taxes paid                         $    1,006,000   $       50,000
                                          ==============   ==============


(8)      New Accounting Pronouncement

         In 2001, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 01-09: "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09"). For a sales incentive offered voluntarily by a vendor to its patrons, EITF 01-09 requires the vendor to recognize the cost of the sales incentive at the later of the date at which the related revenue is recorded by the vendor, or the date at which the sales incentive is offered. Application of EITF 01-09 is required in annual or interim financial statements for periods beginning after December 15, 2001. EITF 01-09 focuses on the accounting for, and presentation of, discounts, coupons, and rebates. EITF 01-09 also requires that cash or equivalent amounts provided or returned to customers as part of a transaction should not be shown as an expense but should be an offset to the related revenue. The Company offers cash inducements to encourage visitation and play at the casino. These costs are included in promotional allowances on the accompanying consolidated statements of operations.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


         With the adoption of the new standards, the prior year periods presented have been reclassified to conform to the new presentation. This resulted in an increase in promotional allowances (and a corresponding reduction in casino expenses) of $5.8 million for the three months ended June 30, 2001 and $10.8 million for the six months ended June 30, 2001. In addition, the Company will file form 10Q-A to amend the March 31, 2002 for the adoption of EITF 01-09 with the Securities and Exchange Commission. That filing will result in a $3.7 million and $5.0 million increase in promotional allowances (and a corresponding reduction of casino expenses) for the three months ended March 31, 2002 and 2001, respectively. The requirements of EITF 01-09 do not have an impact on previously reported operating income or net income.

         In 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142): "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 is effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The adoption of these standards did not have any impact on the Company's results of operations or financial position, as the Company does not have intangible assets nor goodwill.

         In 2001, the FASB issued SFAS No. 143, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Management is currently assessing the impact of this new standard.

         In 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

(9)      Common Stock Listing

         The Company has been contacted by a representative of the American Stock Exchange (the "Exchange") regarding the continued listing of its common stock. In that regard, the Exchange noted that the Company failed to meet several of the minimum requirements for continued listing on the Exchange. The Company has asked the Exchange for guidance regarding the Exchange's procedures for such situations and is currently awaiting a response. However, it is possible that the Exchange will move to delist the Company's securities. Delisting of the Company's common stock from the Exchange could have an effect on the ability to raise additional capital, its stockholders' liquidity and the price of its common stock.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Such risks and uncertainties are beyond management's ability to control and, in many cases, cannot be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "anticipates", "expects", "intends" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements (see "Private Securities Litigation Reform Act" below).

LIQUIDITY AND CAPITAL RESOURCES

         On January 5, 1998, the Company filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On August 14, 2000, the Bankruptcy Court entered the Confirmation Order confirming the Plan for the Company. On September 13, 2000, the Commission approved the Plan. The Effective Date of the Plan was September 29, 2000. All material conditions precedent to the Plan becoming effective were satisfied on or before September 29, 2000.

         On the Effective Date, GB Property Funding's existing debt securities, consisting of its 10 7/8% First Mortgage Notes due January 15, 2004 (the "Old Notes") and all of Holdings' issued and outstanding shares of common stock owned by PBV and GBLLC (the "Old Common Stock") were cancelled. As of the Effective Date, an aggregate of 10,000,000 shares of new common stock of Holdings (the "Common Stock") were issued and outstanding, and $110,000,000 of New Notes were issued. Holders of the Old Notes received a distribution of their pro rata shares of (i) the New Notes and (ii) 5,375,000 shares of the Common Stock (the "Stock Distribution").

         In a Consent Solicitation Statement and Consent Form dated September 14, 2001, GB Property Funding sought the consent of holders of the New Notes to make certain changes to the original indenture (the "Modifications"). The Modifications included, but were not limited to, a deletion of, or changes to, certain provisions the result of which would be
(i) to permit Holdings and its subsidiaries to incur any additional indebtedness without restriction, to issue preferred stock without restriction, to make distributions in respect of preferred stock and to prepay indebtedness without restriction, to incur liens without restriction and to enter into sale-leaseback transactions without restriction, (ii) to add additional exclusions to the definition of "asset sales" to exclude from the restrictions on "asset sales" sale-leaseback transactions, conveyances or contributions to any entity in which Holdings or its subsidiaries has or obtains equity or debt interests, and transactions (including the granting of liens) made in accordance with another provision of the Modifications relating to collateral release and subordination or any documents entered into in connection with an "approved project" (a new definition included as part of the Modifications which includes, if approved by the Board of Directors of Holdings, incurrence of indebtedness or the transfer of assets to any person if Holdings or any of its subsidiaries has or obtain debt or equity interests in the transferee or any similar, related or associated event, transaction or activity) in which a release or subordination of collateral has occurred including, without limitation, any sale or other disposition resulting from any default or foreclosure, (iii) to exclude from the operation of covenants related to certain losses to collateral any assets and any proceeds thereof, which have been subject to the release or subordination provisions of the Modifications, (iv) to permit the sale or other conveyances of Casino Reinvestment Development Authority investments in accordance with the terms of a permitted security interest whether or not such sale was made at fair value, (v) to exclude from the operation of covenants related to the deposit into a collateral account of certain proceeds of "asset sales" or losses to collateral any assets and any proceeds thereof, which have been subject to the release or subordination provisions of the Modifications,
(vi) to add new provisions authorizing the release or subordination of the collateral securing the New Notes in connection with, in anticipation of, as a result of, or in relation to, an "approved project", and (vii) various provisions conforming the text of the original indenture to the intent of the preceding summary of the Modifications.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

         Holders representing approximately 98% in principal amount of the New Notes provided consents to the Modifications. Under the terms of the original indenture, the consent of holders representing a majority in principal amount of New Notes was a necessary condition to the Modifications. Accordingly, GB Property Funding, as issuer, and Holdings and GBHC, as guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, entered into an Amended and Restated Indenture dated as of October 12, 2001, containing the Modifications to the original indenture described in the Consent Solicitation Statement (the "Amended and Restated Indenture"). In accordance with the terms of the Consent Solicitation Statement, holders of New Notes, who consented to the Modifications and who did not revoke their consents ("Consenting Noteholders"), were entitled to $17.50 per $1,000 in principal amount of New Notes, subject to certain conditions including entry into the Amended and Restated Indenture. Upon entry into the Amended and Restated Indenture on October 12, 2001, the Company transferred approximately $1.9 million to the Trustee for distribution to Consenting Noteholders.

         Operating Activities

         At June 30, 2002, the Company had cash and cash equivalents of $55.3 million. The Company generated $8.9 million of net cash from operations during the six months ended June 30, 2002 compared to using net cash of $416,000 during the same prior year period. During the three months ended June 30, 2002, based on the new Chief Executive Officer's vision and direction of the Company's marketing programs and product mix, certain expenditures incurred for property expansion plans, that were included in construction in progress, were determined to be unusable and resulted in a loss on asset impairment in the amount of $1.3 million.

         Financing Activities

         The Sands entered into a long-term lease of the Madison House Hotel (the "Madison House"). The initial lease period is from December 2000 to December 2012 with lease payments ranging from $1.8 million per year to $2.2 million per year. The Madison House is physically connected at two floors to the existing Sands casino-hotel complex and is presently undergoing renovations to upgrade and combine the rooms into a total of 113 suites and 13 single rooms. To date, 103 of the suites and 12 of the single rooms have been completed. It is the intention of the Sands to maintain and operate the Madison House in the same quality as the Sands.

                      GB HOLDINGS, INC. AND SUBSIDIARIES


                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)



         Total scheduled maturities of long term debt as of June 30, 2002 are set forth below:

         2002 (six months)                             $       10,000
         2003                                                  21,000
         2004                                                  23,000
         2005                                             110,026,000
         2006                                                  28,000
         Thereafter                                           254,000
                                                      ---------------
            Total                                      $  110,362,000
                                                      ===============
          Investing Activities

         Capital expenditures at the Sands for the six months ended June 30, 2002 amounted to approximately $9.7 million. In order to enhance its competitive position in the market place, the Sands may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations. The Company may require additional financing in connection with those activities.

         In 2000, GBHC also entered into an agreement with the entities controlling the Claridge, subject to Bankruptcy Court approval, to acquire the Claridge Administration Building ("CAB"), which was situated between GBHC's existing main entrance and the new Pacific Avenue entrance completed in June 2000. The purchase price was $3.5 million, consisting of $1.5 million in cash at closing with the remaining $2.0 million consideration tendered through the elimination for 40 months of a $50,000 monthly license fee paid by the Claridge to GBHC under an agreement between the Claridge and GBHC governing the development and operation of the "People Mover" leading from the Boardwalk to the Sands and Claridge (the "PM Agreement"). GBHC and the Claridge also obtained Bankruptcy Court approval of the assumption of the PM Agreement, as modified above, and by the reduction of the monthly license fee to $20,000 a month after the 40 months elimination of the license fee. In April 2000, closing took place on the CAB and the existing structure was subsequently demolished.

         The Sands is required by the Casino Act to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority ("CRDA") in lieu of a certain investment alternative tax. Deposits for the three and six months ended June 30, 2002 amounted to $611,000 and $1,281,000, respectively. The Sands has agreed to contribute certain of its future investment obligations to the CRDA in connection with the renovation related to the Atlantic City Boardwalk Convention Center. The projected total contribution will amount to $7.0 million, which will be paid through 2011 based on an estimate of certain of the Sands' future CRDA deposit obligations.

         Summary

         Management believes that cash flows generated from operations during 2002, as well as available cash reserves, will be sufficient to meet its operating plan and provide for scheduled capital expenditures.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS

         Gaming Operations

         Information contained herein, regarding Atlantic City casinos other than the Sands, was obtained from reports filed with the Commission.

         The following table sets forth certain unaudited financial and operating data relating to the Sands' and all other Atlantic City casinos' capacities, volumes of play, hold percentages and revenues:

                                                                   Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                -----------------------     -----------------------
                                                                   2002          2001          2002          2001
                                                                ---------     ---------     ---------     ---------
                                                                 (Dollars in Thousands)      (Dollars in Thousands)
Units: (at quarter end)
     Table Games       - Sands                                         38            73            38            73
                       - Atlantic City (ex. Sands)                  1,181         1,201         1,181         1,201
     Slot Machines     - Sands                                      2,438         2,049         2,438         2,049
                       - Atlantic City (ex. Sands)                 35,441        35,046        35,441        35,046

Gross Wagering (1)
     Table Games       - Sands                                 $   64,332    $  118,285    $  159,349   $   229,007
                       - Atlantic City (ex. Sands)              1,636,075     1,692,074     3,223,664     3,306,811
     Slot Machines     - Sands                                    558,029       611,746     1,140,582     1,154,990
                       - Atlantic City (ex. Sands)              9,662,430     9,335,622    18,694,900    17,872,540

Hold Percentages (2) (3)
     Table Games       - Sands                                       14.1%         15.6%         15.0%         14.7%
                       - Atlantic City (ex. Sands)                   15.9%         15.4%         16.0%         15.4%
     Slot Machines     - Sands                                        7.6%          6.9%          7.4%          6.9%
                       - Atlantic City (ex. Sands)                    8.2%          8.1%          8.1%          8.1%

Revenues (2)
     Table Games       - Sands                                 $    9,072    $   18,427    $   23,925   $    33,684
                       - Atlantic City (ex. Sands)                259,370       260,956       517,416       509,346
     Slot Machines     - Sands                                     42,360        42,391        82,586        80,110
                       - Atlantic City (ex. Sands)                788,324       752,896     1,516,526     1,444,901
     Other (3)         - Sands                                        422           681         1,013         1,371
                       - Atlantic City (ex. Sands)                    N/A           N/A           N/A           N/A

------------
(1) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (the "Drop") and coins wagered in slot machines (the "Handle").

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage." The Sands' hold percentages and revenues are reflected on an accrual basis. Comparable accrual basis data for the remainder of the Atlantic City gaming industry as a whole is not available; consequently, industry hold percentages and revenues are based on information available from the Commission and are possibly higher than if computed on the accrual basis.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


(3) Consists of revenues from poker and simulcast horse racing wagering. Comparable information for the remainder of the Atlantic City gaming industry is not available.

         Patron Gaming Volume

         Information contained herein, regarding Atlantic City casinos other than the Sands, was obtained from reports filed with the Commission.

         Table game drop decreased by $54.0 million (45.6%) during the three months ended June 30, 2002 compared with the same prior year period. By comparison, according to Commission reports, table game drop at all other Atlantic City casinos during the same period decreased 3.3%. For the six months ended June 30, 2002, the Sands table game drop decreased $69.7 million (30.4%) compared with the same prior year period. The decrease in table game drop is attributable to the reduction of the number of table games from 73 in 2001 to 38 by the end of the second quarter 2002. The decrease in the number of table games was necessary in order to make room on the casino floor for the installation of four hundred new slot machines. During the three months ended June 30, 2002, there was considerable disruption of the casino floor related to the removal of table games and their replacement with slot machines. Table game hold percentage decreased
1.5 percentage points to 14.1% for the three months ended June 30, 2002 compared to the same period last year. For the six months ended June 30, 2002 the table game hold percentage increased 0.3 percentage points to 15.0% compared to the same prior year period. Aggregate gaming space at all other Atlantic City casinos increased by approximately 24,000 square feet at June 30, 2002 compared to June 30, 2001. The amount of gaming space at the Sands increased approximately 2,000 square feet between periods.

         Slot machine handle decreased $53.7 million (8.8%) and $14.4 million (1.2%) during the three and six months ended June 30, 2002, respectively, compared with the same periods of 2001. By comparison, the percentage increase in slot machine handle for all other Atlantic City casinos in the second quarter and first half of 2002 vs. the same periods in 2001 was 5.0% and 4.7%, respectively. The decreased Sands slot handle during 2002 can be attributable to the disruption of the gaming floor during the reconfiguration and installation of four hundred new slot machines. The number of slot machines increased 19.0% at the Sands to 2,438 at June 30, 2002 compared to June 30, 2001. On an industry-wide basis, the number of slot machines increased 1.1% in the second quarter of 2002 compared to the second quarter of 2001. Additionally, during the period the Company's marketing direction focused on continued elimination of marketing programs and other promotional activities that were deemed to be less profitable and a continued focus on, and development of, the segments of play that create more value with less expense. Certain marketing programs have been revised to reflect this change. For example, the amount of coin promotional allowances for the period has been reduced from $10,151,000 in the comparative 2001 period, to $7,259,000, a 28.5% reduction. These types of marketing program changes have a direct impact upon both gross slot wagering and slot revenue. During this transition period, and until the marketing plan has been fully implemented, the overall revenue growth at the Sands may be below industry growth.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


       The following table sets forth the changes in operating revenues and expenses (unaudited) for the three and six month periods ended June 30, 2002 and 2001:

                                                   Three Months Ended June 30,
                                 ---------------------------------------------------------------
                                                                        Increase (Decrease)
                                       2002            2001              $               %
                                 -------------------------------  --------------  --------------
                                                       (Dollars In Thousands)
Revenues:
Casino                           $      51,854    $      61,499   $      (9,645)         (15.68)
Rooms                                    3,049            3,046               3            0.10
Food and Beverage                        5,752            7,824          (2,072)         (26.48)
Other                                    1,050            1,401            (351)         (25.05)

Promotional Allowances                  12,123           16,882          (4,759)         (28.19)

Expenses:
Casino                                  35,303           42,345          (7,042)         (16.63)
Rooms                                    1,016            1,141            (125)         (10.96)
Food and Beverage                        2,822            2,651             171            6.45
Other                                      675            1,118            (443)         (39.62)
General and Administrative               4,032            2,868           1,164           40.59
Depreciation and Amortization            3,622            2,852             770           27.00
Loss on impairment of fixed assets       1,282                -           1,282          100.00

Income/(loss) from Operations              830            3,913          (3,083)         (78.79)

Non-operating items, net                (2,676)          (2,548)            128            5.02
Income Tax (Provision) Benefit             628             (528)          1,156          218.94


                                                    Six Months Ended June 30,
                                 --------------------------------------------------------------
                                                                       Increase (Decrease)
                                      2002            2001              $               %
                                 --------------  --------------  --------------  --------------
                                                       (Dollars In Thousands)
Revenues:
Casino                           $     107,524   $     115,165   $      (7,641)          (6.63)
Rooms                                    5,795           5,601             194            3.46
Food and Beverage                       12,217          14,564          (2,347)         (16.12)
Other                                    1,978           2,306            (328)         (14.22)

Promotional Allowances                  24,688          32,147          (7,459)         (23.20)

Expenses:
Casino                                  72,123          82,771         (10,648)         (12.86)
Rooms                                    2,120           2,161             (41)          (1.90)
Food and Beverage                        5,312           4,659             653           14.02
Other                                    1,408           1,759            (351)         (19.95)
General and Administrative               6,944           6,924              20            0.29
Depreciation and Amortization            6,865           5,816           1,049           18.04
Loss on impairment of fixed assets       1,282              --           1,282          100.00

Income/(loss) from Operations            6,772           1,399           5,373          384.06

Non-operating items, net                (5,100)         (4,681)            419            8.95
Income Tax (Provision) Benefit            (632)          1,063          (1,695)        (159.45)

         Revenues

         Overall casino revenues decreased $9.6 million and $7.6 million, respectively, for the three and six months ended June 30, 2002 compared to the same prior year periods. The decrease in revenue is primarily attributable to the reduction in table games and the disruption of gaming operations during the reconfiguration and installation of new slot machines.

         Rooms revenue increased $3,000 and $194,000, respectively, for the three and six months ended June 30, 2002 compared to the same prior year periods as a result of a combination of increased occupancy and an increase in the average daily room rate.

         Food and beverage revenues decreased $2.1 million and $2.3 million, respectively, for the three and six months ended June 30, 2002 compared to the same prior year periods due to a decrease in complimentary food and beverage sales.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


         Other revenues decreased $351,000 and $328,000, respectively, for the three and six months ended June 30, 2002 compared to the same prior year periods as a result of a decrease in entertainment revenue.

         Promotional Allowances

         Promotional allowances are comprised of (i) the estimated retail value of goods and services provided free of charge to casino customers under various marketing programs, (ii) the cash value of redeemable points earned under a customer loyalty program based on the amount of slot play and (iii) coin and cash coupons and discounts. As a percentage of casino revenues, promotional allowances decreased to 23.0% during the six months ended June 30, 2002 from 27.9% during the same period of 2001. The decrease is primarily attributable to the elimination of marketing programs and other promotional activities that were deemed less profitable and a continued focus on, and development of, the segments of play that created more volume with less expense.

         Departmental Expenses

         Casino expenses at the Sands decreased by $7.0 million and $10.6 million, respectively, for the three and six months ended June 30, 2002 compared to the same prior year periods. The decrease in casino expenses is primarily due to the reduction of complimentary costs associated with rooms, food and beverage provided free of charge. Casino payroll expenses decreased due to the reduction in table games. The decrease in the provision for doubtful accounts expense was caused by a reduction in credit issuance due to lower table game activity. There was no television advertising expense in the first half of 2002 while there were such expenses in the same prior year period. Lower costs for customer transportation and gaming revenue tax also contributed to the decreases in casino expenses.

         Rooms expenses decreased $125,000 and $41,000, respectively for the three and six months ended June 30, 2002 compared to the same prior year periods. The decreases were due to a decrease in housekeeping supplies expense and outside maintenance contracts.

         Food and beverage expenses increased $171,000 and $653,000, respectively, for the three and six months ended June 30, 2002 compared to the same prior year periods. The increases were due to a smaller share of costs allocated to casino expense as a result of a decrease in casino complimentaries. These were offset slightly by decreases in payroll, benefits and food and beverage cost of sales as a result of the lower volume.

         Other expenses decreased $443,000 and $351,000 for the three and six months ended June 30, 2002, respectively, compared to the same prior year periods as a result of lower entertainment expense and payroll and benefit costs.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


         General and Administrative Expenses

         General and administrative expenses increased $1.2 million and $20,000 for the three and six months ended June 30, 2002, respectively, compared to the same periods last year due to the costs associated with severance packages arising from layoffs in a reorganization of casino operations during the second quarter of 2002.

         Depreciation and Amortization

         Depreciation and amortization expense increased $770,000 and $1.0 million for the three and six month periods ended June 30, 2002, respectively, compared to the same prior year periods as a result of the continued investment in infrastructure and equipment during the preceding year.

         Interest Income and Expense

         Interest income decreased by $320,000 and $1.0 million during the three and six month periods ended June 30, 2002, respectively, compared to the same periods in 2001. The decrease was due to earnings on decreased cash reserves and lower interest rates.

         Interest expense decreased $155,000 and $555,000 during the three and six month periods ended June 30, 2002, respectively, compared to the same periods in 2001. The decrease is due to the accrual of capitalized interest in 2002 with no similar accrual in 2001. It is the Company's policy to capitalize interest on construction projects in excess of $250,000.

         Income Tax Benefit (Provision)

         Prior to 1997, the Company was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"). The Company's operations were included in GBCC's consolidated federal income tax returns for the years ended December 31, 1998 and 1997, but GBCC agreed to allow the Company to become deconsolidated from the GBCC group effective after December 31, 1998. In accordance therewith, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of the Company from the GBCC group for federal income tax purposes (the "Deconsolidation"). Accordingly, beginning in 1999, the Company's provision for federal income taxes has been calculated and paid on a consolidated basis.

         At June 30, 2002, the Company had deferred tax assets including State net operating losses, Federal credit carryforwards and temporary differences. The State net operating losses ("State NOL's") begin to expire in the year 2003 for state tax purposes. A portion of the credit carryforwards, if not utilized, will begin to expire each year through 2004. The remaining credit carryforwards expire through the year 2019. In addition, as part of a certain settlement agreement, GBCC may utilize Federal net operating losses ("Federal NOL's") of the Company through December 31, 1998 to offset federal taxable income of GBCC and other members of its consolidated tax group. The Company has utilized the balance of its Federal NOL's in its 1999 (amended) and 2000 consolidated Federal tax returns. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. Due to various uncertainties, management is unable to determine that realization of the Company's deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at June 30, 2002.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

         The Internal Revenue Service is examining the consolidated federal income tax returns of HCC for the years 1995 and 1996 and the consolidated federal income tax returns for GBCC for the years 1997 and 1998 in which the Company was included (the "Audit"). GBCC management has disclosed in its annual SEC Form 10-K, filed for the year ended December 31, 2001, that the Audit is substantially complete and has resulted in adjustments to GBCC's Federal NOL's and deferred tax assets. The Company is dependent on HCC and was dependent on GBCC for information as to their operations including their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal NOL's. The Company has not yet received information regarding the details of the Audit adjustments and, therefore, is unable to estimate their impact on the Company's financial position or results of operations. In addition, GBCC filed a petition for relief in the United States Bankruptcy Court for the District of Delaware in 2001 and a plan was confirmed in 2002. GBCC's Plan provided for the liquidation of GBCC, and GBHC was notified that the Plan became effective in July 2002.

         The State of New Jersey is examining the state corporate business tax return of GBHC for the years 1996, 1997 and 1998. It is management's position that any claims by the State of New Jersey against GBHC attributable to anytime prior to January 5, 1998 is barred by applicable provisions of the Bankruptcy Code. Management is presently unable to estimate the impact of New Jersey's tax audit on the financial position or results of operations of GBHC.

         Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses. The Federal income tax provision of $632,000 for the six months ended June 30, 2002 is a result of applying the statutory Federal income tax rate of 35% to the pretax income after adjustments for income tax purposes.

         On July 2, 2002, the New Jersey Business Tax Reform Act (the "BTR") was signed into law. The BTR revises and updates the New Jersey corporation business tax and establishes filing fees for certain returns. Included in the BTR is a deferral on the use of State NOL's until tax year 2005. Those State NOL's that would have been utilized in tax years 2002 and 2003 will be granted a two year extension of their expiration period. Additionally, the BTR imposes an alternative minimum assessment ("AMA") based on gross receipts or gross profits. The taxpayer pays the greater of the AMA or the regular corporate business tax (CBT). The AMA provision is discontinued after 2006 and any portion of the AMA in excess of the regular CBT is allowed as a non-expiring future credit carryforward.

         Although the BTR is retroactive to the beginning of 2002, since it was not enacted until the third quarter of 2002, there is no impact to the income tax benefit (provision) for the three and six months ended June 30, 2002.

         Had the BTR been enacted, it would have reduced net income by $267,000 for the six months ended June 30, 2002. That would have resulted in a $411,000 increase to the State current income tax provision and a corresponding $144,000 reduction of the Federal current income tax provision. For financial statement reporting purposes these amounts will be included in the income tax benefit (provision) to be recorded in the consolidated statements of operations for the three and nine months ended September 30, 2002.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


         Inflation

         Management believes that, in the near term, modest inflation and increased competition within the gaming industry for qualified and experienced personnel will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

         Seasonality

         Historically, the Sands' operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the first and fourth quarters are traditionally less profitable than the other quarters of the fiscal year. In addition, the Sands' operations may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect casino revenues and profitability.

         Private Securities Litigation Reform Act

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by Holdings, GB Property Funding or GBHC with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made by such companies) contains statements that are forward-looking, such as statements relating to future expansion plans, future construction costs and other business development activities including other capital spending, economic conditions, financing sources, competition and the effects of tax regulation and state regulations applicable to the gaming industry in general or Holdings, GB Property Funding and GBHC in particular. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of Holdings, GB Property Funding or GBHC. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, activities of competitors and the presence of new or additional competition, fluctuations and changes in customer preference and attitudes, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


         Common Stock Listing

         The Company has been contacted by a representative of the American Stock Exchange (the "Exchange") regarding the continued listing of its common stock. In that regard, the Exchange noted that the Company failed to meet several of the minimum requirements for continued listing on the Exchange. The Company has asked the Exchange for guidance regarding the Exchange's procedures for such situations and is currently awaiting a response. However it is possible that the Exchange will move to delist the Company's securities. Delisting of the Company's common stock from the Exchange could have an effect on the ability to raise additional capital, its stockholders' liquidity and the price of its common stock.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not have securities subject to interest rate fluctuations and has not invested in derivative-based financial instruments.

PART II:  OTHER INFORMATION

Item 6.(a) Exhibits


         99.1 Certification of Principal Executive Officer of disclosure in the quarterly report for the period ended June 30, 2002.

         99.2 Certification of Principal Financial Officer of disclosure in the quarterly report for the period ended June 30, 2002.

Item 6.(b) Reports on Form 8-K


         During the quarter ended June 30, 2002, the Registrants filed the following reports on Form 8-K:

               Items Listed                           Dates Filed
               ------------                           -----------

                      4                               May 23, 2002

SIGNATURES
----------

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on May 13, 2002.

                                                  GB HOLDINGS, INC.
                                             GB PROPERTY FUNDING CORP.
                                          GREATE BAY HOTEL AND CASINO, INC.
                                                     Registrants

Date: August 14, 2002        By: /s/          Timothy A. Ebling
     -----------------           ----------------------------------------------
                                              Timothy A. Ebling
                                              Executive Vice President, Chief
                                                Financial Officer and Principal
                                                Accounting Officer