Form 10-Q
period 2004-09-30
GB HOLDINGS INC
filed 2004-11-23
CIK 912926

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number                  33-69716
                       ---------------------------------------------------------

                                GB HOLDINGS, INC.
--------------------------------------------------------------------------------

           (Exact name of each Registrant as specified in its charter)
--------------------------------------------------------------------------------

              DELAWARE                                        75-2502293
-------------------------------------                 --------------------------
  (States or other jurisdictions of                        (I.R.S. Employer
   incorporation or organization)                        Identification Nos.)

          C/O SANDS HOTEL & CASINO
       INDIANA AVENUE & BRIGHTON PARK
          ATLANTIC CITY, NEW JERSEY                           08401
--------------------------------------------        ----------------------------
  (Address of principal executive offices)                  (Zip Code)

(Registrants' telephone number, including area code):   (609) 441-4633
                                                      --------------------------

                                (NOT APPLICABLE)
--------------------------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report.)

      Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  X      NO
                                                  -----      -----

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES  X          NO
                          ------         ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

       REGISTRANT                   CLASS                   OUTSTANDING AT NOVEMBER 9, 2004
-----------------------  ----------------------------    --------------------------------------
    GB Holdings, Inc.    Common stock, $.01 par value            10,000,000 shares

PART I:  FINANCIAL INFORMATION
1.       FINANCIAL STATEMENTS


                       GB HOLDINGS, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   (UNAUDITED)

                                                                          SEPTEMBER 30,               DECEMBER 31,
                                                                              2004                        2003
                                                                    -------------------------  -------------------------
Current Assets:
     Cash and cash equivalents                                      $             19,164,000   $             33,454,000
     Accounts receivable, net of allowances
        of $4,175,000 and $5,918,000, respectively                                 4,534,000                  5,247,000
     Inventories                                                                   2,311,000                  2,222,000
     Income tax deposits                                                                   -                  1,365,000
     Prepaid expenses and other current assets                                     6,541,000                  3,343,000
                                                                    -------------------------  -------------------------
        Total current assets                                                      32,550,000                 45,631,000
                                                                    -------------------------  -------------------------

Property and Equipment:
     Land                                                                         54,344,000                 54,344,000
     Buildings and improvements                                                   88,512,000                 88,249,000
     Equipment                                                                    74,787,000                 64,722,000
     Construction in progress                                                      1,177,000                  2,111,000
                                                                    -------------------------  -------------------------
                                                                                 218,820,000                209,426,000
     Less - accumulated depreciation and
        amortization                                                             (50,877,000)               (40,013,000)
                                                                    -------------------------  -------------------------
     Property and equipment, net                                                 167,943,000                169,413,000
                                                                    -------------------------  -------------------------

Other Assets:
     Obligatory investments, net of allowances of
       $12,222,000 and $11,340,000, respectively                                  11,369,000                 10,705,000
     Other assets                                                                  6,256,000                  1,814,000
                                                                    -------------------------  -------------------------
        Total other assets                                                        17,625,000                 12,519,000
                                                                    -------------------------  -------------------------
                                                                    $            218,118,000    $           227,563,000
                                                                    =========================  =========================

        The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                          SEPTEMBER 30,               DECEMBER 31,
                                                                              2004                        2003
                                                                    -------------------------  -------------------------
Current Liabilities:
     Current maturities of long-term debt                           $             43,741,000   $                      -
     Accounts payable                                                              5,761,000                  6,815,000
     Accrued liabilities -
        Salaries and wages                                                         4,288,000                  3,570,000
        Interest                                                                      13,000                  3,092,000
        Gaming obligations                                                         3,473,000                  2,744,000
        Self-insurance                                                             4,177,000                  2,505,000
        Other                                                                      3,182,000                  3,473,000
                                                                    -------------------------  -------------------------
     Total current liabilities                                                    64,635,000                 22,199,000
                                                                    -------------------------  -------------------------
Long-Term Debt, net of current maturities                                         66,259,000                110,000,000
Other non-current liabilities                                                      4,346,000                  3,729,000
Warrants in Atlantic Coast Entertainment Holdings, Inc.                           43,587,000                          -

Commitments and Contingencies                                                              -                          -
Shareholders' Equity:
     Preferred stock, $.01 par value per share;
      5,000,000 shares authorized; 0 shares outstanding                                    -                          -
     Common Stock, $.01 par value per share;
       20,000,000 shares authorized;
       10,000,000 shares issued and outstanding                                      100,000                    100,000
     Additional paid-in capital                                                   81,313,000                124,900,000
     Accumulated deficit                                                         (42,122,000)               (33,365,000)
                                                                    -------------------------  -------------------------
        Total shareholders' equity                                                39,291,000                 91,635,000
                                                                    -------------------------  -------------------------
                                                                    $            218,118,000    $           227,563,000
                                                                    =========================  =========================

        The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                              -------------------------------------------------------

                                                                        2004                          2003
                                                              -------------------------     -------------------------
Revenues:
     Casino                                                   $             47,934,000      $             48,907,000
     Rooms                                                                   3,281,000                     3,115,000
     Food and beverage                                                       5,687,000                     6,627,000
     Other                                                                     873,000                     1,047,000
                                                              -------------------------     -------------------------
                                                                            57,775,000                    59,696,000
     Less - promotional allowances                                         (13,018,000)                  (13,655,000)
                                                              -------------------------     -------------------------
         Net revenues                                                       44,757,000                    46,041,000
                                                              -------------------------     -------------------------
Expenses:
     Casino                                                                 32,808,000                    35,291,000
     Rooms                                                                     781,000                       605,000
     Food and beverage                                                       2,117,000                     2,833,000
     Other                                                                   1,083,000                       992,000
     General and administrative                                              3,164,000                     2,630,000
     Depreciation and amortization,
         including provision for obligatory investments                      4,092,000                     3,975,000
     Gain on disposal of assets                                                 (7,000)                     (107,000)
                                                              -------------------------     -------------------------
         Total expenses                                                     44,038,000                    46,219,000
                                                              -------------------------     -------------------------
Income (loss) from operations                                                  719,000                      (178,000)
                                                              -------------------------     -------------------------
Non-operating income (expense):
     Interest income                                                            85,000                       136,000
     Interest expense                                                       (2,473,000)                   (3,142,000)
     Debt restructuring costs                                               (1,238,000)                            -
                                                              -------------------------     -------------------------

     Total non-operating expense, net                                       (3,626,000)                   (3,006,000)
                                                              -------------------------     -------------------------
Loss before income taxes                                                    (2,907,000)                   (3,184,000)
     Income tax provision                                                     (217,000)                     (272,000)
                                                              -------------------------     -------------------------
Net loss                                                      $             (3,124,000)     $             (3,456,000)
                                                              =========================     =========================
Basic/diluted loss per common share                           $                  (0.31)     $                  (0.35)
                                                              =========================     =========================
Basic/diluted weighted average common shares outstanding                    10,000,000                    10,000,000
                                                              =========================     =========================

        The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                              -------------------------------------------------------

                                                                        2004                          2003
                                                              -------------------------     -------------------------
Revenues:
     Casino                                                   $            142,495,000      $            142,193,000
     Rooms                                                                   8,342,000                     8,530,000
     Food and beverage                                                      16,472,000                    16,802,000
     Other                                                                   2,826,000                     3,010,000
                                                              -------------------------     -------------------------
                                                                           170,135,000                   170,535,000
     Less - promotional allowances                                         (38,592,000)                  (38,663,000)
                                                              -------------------------     -------------------------
         Net revenues                                                      131,543,000                   131,872,000
                                                              -------------------------     -------------------------
Expenses:
     Casino                                                                 96,106,000                   100,249,000
     Rooms                                                                   2,113,000                     1,635,000
     Food and beverage                                                       6,411,000                     7,314,000
     Other                                                                   2,458,000                     2,380,000
     General and administrative                                              9,042,000                     7,891,000
     Depreciation and amortization, including provision
         for obligatory investments                                         11,905,000                    11,376,000
     Loss (gain) on disposal of assets                                         (38,000)                     (104,000)
                                                              -------------------------     -------------------------
         Total expenses                                                    127,997,000                   130,741,000
                                                              -------------------------     -------------------------
Income from operations                                                       3,546,000                     1,131,000
                                                              -------------------------     -------------------------
Non-operating income (expense):
     Interest income                                                           313,000                       497,000
     Interest expense                                                       (8,807,000)                   (9,377,000)
     Debt restructuring costs                                               (3,077,000)                            -
                                                              -------------------------     -------------------------
     Total non-operating expense, net                                      (11,571,000)                   (8,880,000)
                                                              -------------------------     -------------------------
Loss before income taxes                                                    (8,025,000)                   (7,749,000)
     Income tax provision                                                     (732,000)                     (615,000)
                                                              -------------------------     -------------------------
Net loss                                                      $             (8,757,000)     $             (8,364,000)
                                                              =========================     =========================
Basic/diluted loss per common share                           $                  (0.88)     $                  (0.84)
                                                              =========================     =========================
Weighted average common shares outstanding                                  10,000,000                    10,000,000
                                                              =========================     =========================


        The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                              -------------------------------------------------------

                                                                         2004               2003
                                                              -------------------------     -------------------------
OPERATING ACTIVITIES:
     Net loss                                                 $             (8,757,000)     $             (8,364,000)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation and amortization, including provision
            for obligatory investments                                      11,905,000                    11,376,000
         Gain on disposal of assets                                            (38,000)                     (104,000)
         Provision for doubtful accounts                                       262,000                       858,000
         Decrease in income tax deposits                                     1,365,000                             -
         Decrease (increase) in accounts receivable                            451,000                      (243,000)
         Decrease in accounts payable
           and accrued liabilities                                          (1,290,000)                   (3,914,000)
         Increase in other current assets                                   (1,446,000)                     (765,000)
         Decrease in noncurrent assets                                         188,000                       407,000
         Increase in noncurrent liabilities                                    602,000                       277,000
                                                              -------------------------     -------------------------
            Net cash provided by (used in) operating
               activities                                                    3,242,000                      (472,000)
                                                              -------------------------     -------------------------
INVESTING ACTIVITIES:
     Purchase of property and equipment                                     (9,393,000)                  (10,614,000)
     Proceeds from disposition of assets                                        38,000                       110,000
     Purchase of obligatory investments                                     (1,551,000)                   (1,714,000)
                                                              -------------------------     -------------------------
         Net cash used in investing activities                             (10,906,000)                  (12,218,000)
                                                              -------------------------     -------------------------
FINANCING ACTIVITIES:
     Cost of issuing long-term debt                                         (6,626,000)                            -
                                                              -------------------------     -------------------------
         Net cash used in financing activities                              (6,626,000)                            -
                                                              -------------------------     -------------------------
         Net decrease in cash and cash equivalents                         (14,290,000)                  (12,690,000)
            Cash and cash equivalents at beginning of period                33,454,000                    50,645,000
                                                              -------------------------     -------------------------
            Cash and cash equivalents at end of period        $             19,164,000      $             37,955,000
                                                              =========================     =========================
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                            $             10,744,000      $             12,100,000
                                                              =========================     =========================
     Interest capitalized                                     $                 83,000      $                303,000
                                                              =========================     =========================
     Income taxes paid                                        $                691,000      $                463,000
                                                              =========================     =========================
     Warrants in Atlantic Coast Entertainment Holdings, Inc.  $             43,587,000      $                      -
                                                              =========================     =========================


        The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)    ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of GB Holdings, Inc. ("GB Holdings"), Atlantic Coast Entertainment Holdings, Inc. ("Atlantic Holdings") and ACE Gaming, LLC ("ACE"), (collectively the "Company"). Atlantic Holdings is a Delaware corporation and was a wholly-owned subsidiary of Greate Bay Hotel and Casino, Inc. ("GBHC") which was a wholly-owned subsidiary of GB Holdings. Until July 22, 2004, GBHC was the owner and operator of The Sands Hotel and Casino in Atlantic City ("The Sands"). ACE a New Jersey limited liability company and a wholly-owned subsidiary of Atlantic Holdings was formed in November 2003. Atlantic Holdings and ACE were formed in connection with a transaction (the "Transaction"), in which Atlantic exchanged $66.3 million of 11% Notes due 2005 (the "11% Notes"), issued by GB Property Funding Corp. ("Property"), a wholly-owned subsidiary of GB Holdings, for $66.3 million 3% Notes due 2008 (the "3% Notes"), issued by Atlantic Holdings. In connection with the Consent Solicitation and Exchange offer, the indenture governing the 11% Notes was amended to eliminate certain covenants and to release the lien on the collateral securing such notes. The Transaction included, among other things, the transfer of substantially all of the assets of GB Holdings, Inc. to Atlantic Holdings. The transfer of net assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the net assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The 3% Notes, in connection with the closing of the transaction, are guaranteed on a joint and several basis by ACE. Atlantic Holdings and its subsidiary, ACE had limited operating activities prior to July 22, 2004. Also on July 22, in connection with the consummation of the Transaction and the Consent Solicitation and Offer to Exchange, Property and GBHC, merged into GB Holdings, with GB Holdings as the surviving entity. All references to GB Holdings and the Company refer to such entity as it existed following the consummation of the Transaction. In connection with the transfer of the assets and liabilities of GB Holdings including those of GBHC, Atlantic Holdings issued 2,882,938 shares of Atlantic Holdings Common Stock to GBHC which following the merger of GBHC became the sole asset of GB Holdings. Substantially all of the assets, liabilities and operations of GB Holdings and GBHC (with the exception of the remaining 11% Notes due 2005 and accrued interest thereon, the Atlantic Holdings Common Stock, and the related pro rata share of deferred financing costs) were transferred to Atlantic Holdings or ACE. The Sands New Jersey gaming license was transferred to ACE in accordance with the approval of the New Jersey Casino Control Commission.

        In connection with the Consent Solicitation and Exchange Offer described above, holders of $66,258,970 of 11% Notes exchanged such notes for an equal principal amount of 3% Notes. As a result, $43,741,030 of principal amount of the 11% Notes remain outstanding and will mature in September 2005. GB Holdings' ability to pay interest on such outstanding 11% Notes is dependent upon receipt of funds from Atlantic Holdings in amounts sufficient to make such interest payments, and such disbursements are subject to (i) a number of conditions, including that such payment by Atlantic Holdings is required to be made only in respect of interest due prior to the maturity of the 11% Notes and that at the time of such payment and after giving effect thereto, no event of default exists and no event that could result in an event of default has occurred or is incipient under the indenture for the 3% Notes and (ii) Atlantic Holdings being able to make such payments. In addition, GB Holding's ability to pay the remaining 11% Notes at maturity in September 2005 will depend upon its ability to refinance such Notes on favorable terms, or at all, or to derive sufficient funds from the sale of its Atlantic Holdings Common Stock or from a borrowing. If GB Holdings does not pay the remaining 11% Notes at maturity it could result in, among other things, the possibility of GB Holdings seeking bankruptcy protection.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

         In accordance with the Contribution Agreement pursuant to which GB Holdings contributed its net assets to Atlantic Holdings, GB Holdings normal, ordinary course operating expenses (including legal and accounting costs, directors' and officers' insurance premiums, and fees for SEC filings) not to exceed in the aggregate $250,000 in any twelve month period are to be paid by Atlantic Holdings subject to a number of conditions.

        Additionally, on July 22, in connection with the consummation of the Transaction, GB Holdings issued warrants which will initially be exercisable for an aggregate of 2,750,000 shares of Atlantic Holdings Common Stock to GB Holdings stockholders (the "Warrants"). The Warrants are exercisable at an exercise price of $.01 per share and expire seven years from date of issuance on July 22, 2011.

        All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial position as of September 30, 2004 and the condensed consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 have been made. The results set forth in the condensed consolidated statement of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year condensed consolidated financial statement presentations.

        The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted.

        The Company is responsible for the unaudited condensed consolidated financial statements included in this document. As these are condensed consolidated financial statements, they should be read in conjunction with the consolidated financial statements and notes included in the Company's latest Form 10-K.

(2)     LONG-TERM DEBT

        Long-term debt is comprised of the following:

                                                                           SEPTEMBER 30,             DECEMBER 31,
                                                                               2004                      2003
                                                                    -------------------------  -------------------------
 11% notes, due September 29, 2005                                   $            43,741,000    $           110,000,000
 3% Notes due September 29, 2008                                                  66,259,000                          -
                                                                    -------------------------  -------------------------

      Total indebtedness                                                         110,000,000                110,000,000
 Less - current maturities                                                       (43,741,000)                         -
                                                                    -------------------------  -------------------------

      Total long-term debt                                           $            66,259,000    $           110,000,000
                                                                    =========================  =========================

                       GB HOLDINGS, INC. AND SUBSIDIARIES

        On July 22, 2004, Atlantic Holdings consummated the Consent Solicitation and Offer to Exchange which it commenced and in which Atlantic Holdings offered to exchange its 3% Notes due 2008 for 11% Notes due 2005, issued by GB Property Funding Corp. ("Property"). Pursuant to the Consent Solicitation and Offer to Exchange, an aggregate principal amount of $66,258,970 of 11% Notes, representing 60.2% of the outstanding 11% Notes, were tendered to Atlantic Holdings, on a dollar for dollar basis, in exchange for an aggregate principal amount of $66,258,970 of 3% Notes. At the election of the holders of a majority in principal amount of the outstanding 3% Notes, each $1,000 principal amount of 3% Notes is payable in or convertible into 65.909 shares of common stock, par value $.01 per share ("Atlantic Holdings Common Stock") of Atlantic Holdings, subject to adjustments for stock dividends, stock splits, recapitalizations and the like. Holders of the 11% Notes that tendered in the Consent solicitation and Offer to Exchange also received their pro rata share of the aggregate consent fees ($6.6 million) at the rate of $100 per $1000 principal amount of the 11% Notes tendered, plus accrued interest ($2.3 million) on the 11% Notes tendered, which amounts were paid at the consummation of the Transaction. The exchange is being accounted for as a modification of debt. The consent fees paid are being amortized over the term of the 3% Notes using the effective yield method. All external costs associated with the issuance of the 3% Notes have been expensed. As indicated in the Consent Solicitation and Offer to Exchange, an aggregate of 10,000,000 warrants were distributed on a pro rata basis to the shareholders of GB Holdings upon the consummation of the transaction. Such Warrants allow the holders to purchase, at an exercise price of $.01 per share, an aggregate of 2,750,000 shares of Atlantic Holdings Common Stock and are only exercisable following the earlier of (a) either the 3% Notes being paid in cash or upon conversion, in whole or in part, into Atlantic Holdings Common Stock, (b) payment in full of the outstanding principal of the 11% Notes which have not been exchanged, or (c) a determination by a majority of the board of directors of Atlantic Holdings (including at least one independent director of Atlantic Holdings) that the Warrants may be exercised. The fair value of the warrants as of July 22, 2004 (date of issuance) was $43,587,000 (as determined by a third party valuation). An additional $4.9 million in legal, accounting, professionals and state transfer fees were expended related to the Transaction, of which $3.1 million and $1.8 million were charged to debt restructuring costs during 2004 and 2003, respectively.

(3)     INCOME TAXES

        Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses.

        Due to recurring losses, the Company has not recorded a Federal or State income tax benefit for the three and nine months ended September 30, 2004. Management is unable to determine that realization of the Company's deferred tax assets are more likely than not, and, thus has provided a valuation allowance for the entire amount. The State income tax provision of $217,000 and $732,000 for the three and nine months ended September 30, 2004, respectively, is comprised of applying the statutory alternative minimum assessment rate of 0.4% to gross receipts, as defined in the Business Tax Reform Act ($129,000 and $469,000, respectively) plus three quarterly installment payments of the Casino Income Tax ($88,000 and $263,000, respectively).

(4)     TRANSACTIONS WITH RELATED PARTIES

         The Company's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement with an unaffiliated third party. Amounts payable by the Company for these rights were equal to the amounts paid to the unaffiliated third party. The rights were assigned to the Company by High River Limited Partnership ("High River"), which obtained the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of September 29, 2000 through May 19, 2086 subject to termination rights for a fee after a certain minimum term. High River is an entity controlled by Carl C. Icahn (the Company's chairman and majority shareholder). High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. Such charges amounted to $197,000 and $203,000, respectively, for the nine months ended September 30, 2004 and 2003 and $78,000 and $73,000, respectively, for the three months ended September 30, 2004 and 2003. On or about July 14, 2004, GBHC entered into a license agreement with Las Vegas
Sands, Inc., for the use of the trade name "Sands" through May 19, 2086, subject to termination rights for a fee after a certain minimum term. This new license agreement superseded and replaced the above-mentioned trade name rights assigned to the Company by High River. By operation of the Consent Solicitation and Offer to Exchange discussed above, the July 14, 2004 license agreement was assigned to ACE Gaming, LLC as of July 22, 2004.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

        The Stratosphere Casino Hotel & Tower (the "Stratosphere"), an entity controlled by Carl C. Icahn, allocates a portion of certain executive salaries as well as charges for tax preparation to the Company. Payments for charges incurred from the Stratosphere for the nine months ended September 30, 2004 and 2003 were $250,000 and $143,000, respectively, and $35,000 and $35,000, respectively, for the three months ended September 30, 2004 and 2003.

        On February 28, 2003, the Company entered into a two year agreement with XO New Jersey, Inc. a long-distance phone carrier controlled by Carl C. Icahn. The agreement can be extended beyond the minimum two year term on a month-to-month basis. Payments for charges incurred for the nine months ended September 30, 2004 were $133,000 and $89,000, respectively. Such charges amounted to $52,000 and $64,000, respectively, for the three months ended September 30, 2004 and 2003.

        (5)    LEGAL PROCEEDINGS

        Tax appeals on behalf of the Company and the City of Atlantic City challenging the amount of the Company's real property assessments for tax years 1996 through 2003 are pending before the NJ Tax Court.

        By letter dated January 23, 2004, Sheffield Enterprises, Inc. asserted potential claims against The Sands under the Lanham Act for permitting a show entitled The Main Event, to run at The Sands during 2001. Sheffield also asserts certain copyright infringement claims growing out of the Main Event performances. It has not yet been determined whether or not the claims made by Sheffield would, if adversely determined, materially impact the financial position or results of operations of the Company.

        The Company is a party in various legal proceedings with respect to the conduct of casino and hotel operations and has been receiving employee related claims. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, the Company does not expect settlement or resolution of these proceedings or claims to have a material adverse impact upon their consolidated financial position or results of operations, but the outcome of litigation and the resolution of claims is subject to uncertainties and no assurances can be given. The consolidated financial statements do not include any adjustments that might result from these uncertainties.

(6)     LOSS PER SHARE

        Statement of Financial Accounting Standards No. 128: "Earnings Per Share", requires, among other things, the disclosure of basic and diluted earnings per share for public companies. Since the capital structure of the Company is simple, in that no potentially dilutive securities were outstanding during the periods presented, basic and diluted loss per share are the same. Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

(7)      COMMITMENTS AND CONTINGENCIES

        In April 2004, the casino industry, the Casino Reinvestment Development Authority (the "CRDA") and the New Jersey Sports and Exposition Authority agreed to a plan regarding New Jersey video lottery terminals ("VLTs"). Under the plan, casinos will pay a total of $96 million over a period of four years, of which $10 million will fund, through project grants, North Jersey CRDA projects and $86 million will be paid to the New Jersey Sports and Exposition Authority which will then subsidize certain New Jersey horse tracks to increase purses and attract higher-quality races that would allow them to compete with horse tracks in neighboring states. In return, the race tracks and New Jersey have committed to postpone any attempts to install VLTs for at least four years. $52 million of the $86 million would be donated by the CRDA from the casinos' North Jersey obligations and $34 million would be paid by the casinos directly. It is currently estimated that The Sands current CRDA deposits for North Jersey projects are sufficient to fund The Sands proportionate obligations with respect to the $10 million and $52 million commitments. The Sands proportionate obligation with respect to the $34 million commitment is estimated to be approximately $1.3 million payable over a four year period in annual installments due October 15th ranging from $278,000 to $398,000 per year. The Sands proportionate obligation with respect to the combined $10 million and $52 million commitment is estimated to be approximately $2.5 million payable over a four year period. The amounts will be charged to operations, on a straight-line basis, through January 1, 2009. The Sands made its initial cash payment of $278,000 in satisfaction of this obligation during October 2004.

(8)      CASINO LICENSE PROCEEDINGS

        Pursuant to New Jersey law, the corporate owner of the Sands is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands were required to be renewed in 2004, which required that the New Jersey Casino Control Commission ("CCC") determine that among other things, Atlantic Holdings and ACE are financially stable. In order to be found "financially stable" under the New Jersey Casino Control Act ("NJCCA"), Atlantic Holdings and ACE must demonstrate among other things, their ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, The Sands filed a timely renewal application of its casino license for a four year term. The CCC approved The Sands casino license renewal application for a four year term on September 29, 2004 with certain conditions, including monthly written reports on the status of the 11% Notes, and a definitive plan to address the maturity of the 11% Notes to be submitted no later than August 1, 2005 as well as other standard industry reporting requirements.

(9)      SUBSEQUENT EVENT

         On November 12, 2004, Atlantic Holdings and ACE entered into a Loan and Security Agreement (the "Loan Agreement"), by and among Atlantic Holdings, as borrower, ACE, as guarantor, and Fortress Credit Corp. ("Fortress"), as lender, and certain related ancillary documents, pursuant to which, Fortress agreed to make available to Atlantic Holdings a senior secured revolving credit line providing for working capital loans of up to $10 million (the "Loans"), to be used for working capital purposes in the operation of The Sands, located in Atlantic City, New Jersey. The Loan Agreement and the Loans thereunder have been designated by the Board of Directors of Atlantic Holdings and the Manager of ACE, as Working Capital Indebtedness (as that term is defined in the Indenture) (the "Indenture"), dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE, as guarantor, and Wells Fargo Bank, National Association, as trustee (the "Trustee").

                       GB HOLDINGS, INC. AND SUBSIDIARIES

        The aggregate amount of the Loans shall not exceed $10 million plus interest. All Loans under the Loan Agreement are payable in full by no later than the day immediately prior to the one-year anniversary of the Loan Agreement, or any earlier date on which the Loans are required to be paid in full, by acceleration or otherwise, pursuant to the Loan Agreement.

        The outstanding principal balance of the Loan Agreement will accrue interest at a fixed rate to be set monthly which is equal to one month LIBOR (but not less than 1.5%), plus 8% per annum. In addition to interest payable on the principal balance outstanding from time to time under the Loan Agreement, Atlantic Holdings is required to pay to Fortress an unused line fee for each preceding three-month period during the term of the Loan Agreement in an amount equal to .35% of the excess of the available commitment over the average outstanding monthly balance during such preceding three-month period.

        The Loans are secured by a first lien and security interest on all of Atlantic Holdings' and ACE's personal property and a first mortgage on The Sands Hotel & Casino. Fortress entered into an Intercreditor Agreement, dated as of November 12, 2004, with the Trustee pursuant to the Loan Agreement. The Liens (as that term defined in the Indenture) of the Trustee on the Collateral (as that term is defined in the Indenture), are subject and inferior to Liens which secure Working Capital Indebtedness such as the Loans.

        Fortress may terminate its obligation to advance and declare the unpaid balance of the Loans, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include payment default, covenant defaults, bankruptcy type defaults, attachments, judgments, the occurrence of certain material adverse events, criminal proceedings, and defaults by Atlantic Holdings or ACE under certain other agreements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of GB Holdings, Inc. ("GB Holdings"), Atlantic Coast Entertainment Holdings, Inc. ("Atlantic Holdings") and ACE Gaming LLC ("ACE") collectively the "Company." The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Such risks and uncertainties are beyond management's ability to control and, in many cases, cannot be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "anticipates", "expects", "intends" and similar expressions as they relate to GB Holdings, Atlantic Holdings, ACE or its management are intended to identify forward-looking statements (see "Private Securities Litigation Reform Act" below).

        OVERVIEW

         GB Holdings is a Delaware corporation. In February 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), through a capital contribution by its then parent. GBHC's principal business activity was its ownership of the Sands Casino Hotel ("The Sands"). Atlantic Holdings is a Delaware corporation and was a wholly-owned subsidiary of GBHC which was a wholly-owned subsidiary of GB Holdings. Until July 22, 2004, GBHC was the owner and operator of The Sands Hotel and Casino in Atlantic City ("The Sands"). ACE a New Jersey limited liability company and a wholly-owned subsidiary of Atlantic Holdings was formed in November 2003. Atlantic Holdings and ACE were formed in connection with a transaction (the "Transaction"), in which Atlantic exchanged $66.3 million of 11% Notes due 2005 (the "11% Notes"), issued by GB Property Funding Corp. ("Property"), a wholly-owned subsidiary of GB Holdings Inc., for $66.3 million 3% Notes due 2008 (the "3% Notes"), issued by Atlantic Holdings. In connection with the Consent Solicitation and Exchange offer, the indenture governing the 11% Notes was amended to eliminate certain covenants and to release the liens on the collateral securing such notes. The Transaction included, among other things, the transfer of substantially all of the assets of GB Holdings to Atlantic Holdings. The transfer of net assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the net assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The 3% Notes, in connection with the closing of the transaction, are guaranteed on a joint and several basis by ACE, Atlantic Holdings and its subsidiary, ACE had limited operating activities prior to July 22, 2004. Also on July 22, in connection with the consummation of the Transaction and the Consent Solicitation and Offer to Exchange, Property and GBHC, merged into GB Holdings, with GB Holdings as the surviving entity. All references to GB Holdings and the Company refer to such entity as it existed following the consummation of the Transaction. In connection with the transfer of the assets and certain liabilities of GB Holdings, including the assets and certain liabilities of GBHC, Atlantic Holdings issued 2,882,938 shares of common stock, par value $.01 per share (the "Atlantic Holdings Common Stock") of Atlantic Holdings to GBHC which following the merger of GBHC became the sole asset of GB Holdings. Substantially all of the assets, liabilities and operations of GB Holdings and GBHC (with the exception of the remaining 11% Notes due 2005 and accrued interest thereon, the Atlantic Holdings Common Stock, and the related pro rata share of deferred financing costs) were transferred to Atlantic Holdings or ACE. As indicated in the Consent Solicitation and Offer to Exchange, as part of the Transaction an aggregate of 10,000,000 warrants were distributed on a pro rata basis to the stockholders of GB Holdings upon the consummation of the Transaction. Such Warrants allow the holders to purchase, at an exercise price of $.01 per share, an aggregate of 2,750,000 shares of Atlantic Holdings Common Stock and are only exercisable following the earlier of
(a) either the 3% Notes being paid in cash or upon conversion, in whole or in part, into Atlantic Holdings Common Stock, (b) payment in full of the outstanding principal of the 11% Notes exchanged, or (c) a determination by a majority of the board of directors of Atlantic Holdings (including at least one independent director of Atlantic Holdings) that the Warrants may be exercised. The Sands New Jersey gaming license was transferred to ACE in accordance with the approval of the New Jersey Casino Control Commission.

ITEM 2

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        On September 2, 2004, the Securities and Exchange Commission granted GB Holdings application to delist the common stock, par value $.01 per share (the "Common Stock") of GB Holdings from trading on the American Stock Exchange ("Amex") effective at the opening of business on September 3, 2004. On September 4, 2004, the Amex delisted the Common Stock.

        The Sands primarily generates revenues from gaming operations in its Atlantic City facility. Although The Sands' other business segments including rooms, entertainment, retail store, food and beverage operations also generate some cash sales, these revenues are nominal in comparison to the casino operations. The non-casino operations primarily support the casino operation by providing complimentary goods and services to deserving casino customers. The Company competes in a capital intensive industry that requires continual reinvestment in its facility and technology.

        The Company faces a number of competitive challenges during fiscal 2004, including increased competition from the Borgata, increased competition from other existing casinos that invested in capital improvements, and a corresponding increase in competition for both table game and slot machine players.

        The status of the GB Holdings 11% Notes due September 2005 is currently being reviewed by senior management. The various alternatives for the redemption or refinancing of the Notes are being evaluated, as well as, the status of the current capital markets. Those alternatives include extending the term of the 11% Notes, refinancing the debt utilizing the Atlantic Holdings common stock as collateral or redeeming the debt through a sale of the Atlantic Holdings common stock. If GB Holdings does not pay the principal due on the remaining 11% Notes at maturity it could result in, among other things, the possibility of GB Holdings seeking bankruptcy protection.

        Pursuant to New Jersey law, the corporate owner of the Sands is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands were required to be renewed in 2004, which required that the New Jersey Casino Control Commission ("CCC") determine that among other things, Atlantic Holdings and ACE are financially stable. In order to be found "financially stable" under the New Jersey Casino Control Act ("NJCCA"), Atlantic Holdings and ACE must demonstrate among other things, their ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, The Sands filed a timely renewal application of its casino license for a four year term. The CCC approved The Sands casino license renewal application for a four year term on September 29, 2004 with certain conditions, including monthly written reports on the status of the 11% Notes, a definitive plan to address the maturity of the 11% Notes, to be submitted no later than August 1, 2005 as well as other standard industry reporting requirements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        In connection with the Consent Solicitation and Exchange Offer described above, holders of $66,258,970 of 11% Notes exchanged such notes for an equal principal amount of 3% Notes. As a result, $43,741,030 of principal amount of the 11% Notes remain outstanding and mature in September 2005. GB Holdings' ability to pay interest on such outstanding 11% Notes is dependent upon receipt of funds from Atlantic Holdings in amounts sufficient to make such interest payments, and such disbursements are subject to (i) a number of conditions, including that such payment by Atlantic Holdings is required to be made only in respect of interest due prior to the maturity of the 11% Notes and that at the time of such payment and after giving effect thereto, no event of default exists and no event that could result in an event of default has occurred or is incipient under the indenture for the 3% Notes and (ii) Atlantic Holdings being able to make such payments. In addition, GB Holding's ability to pay the remaining 11% Notes at maturity in September 2005 will depend upon its ability to refinance such Notes on favorable terms, or at all, or to derive sufficient funds from the sale of its Atlantic Holdings Common Stock or from a borrowing. If GB Holdings does not pay the remaining 11% Notes at maturity it could result in, among other things, the possibility of GB Holdings seeking bankruptcy protection.

In accordance with the Contribution Agreement pursuant to which GB
Holdings contributed its net assets to Atlantic Holdings, GB Holdings normal, ordinary course operating expenses (including legal and accounting costs, directors' and officers' insurance premiums, and fees for SEC filings) not to exceed in the aggregate $250,000 in any twelve month period are to be paid by Atlantic Holdings subject to a number of conditions.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

        SUMMARY

         During 2004, management anticipates making tax payments of approximately $950,000 to the State of New Jersey. Management believes that cash flows generated from operations during 2004, as well as available cash reserves, will be sufficient to meet its operating plan. In the first quarter of 2004, the Board approved a capital expenditures program for 2004 under which Holdings and its subsidiaries anticipate making capital expenditures of up to $23.6 million to invest in and upgrade The Sands. Based upon expected cash flow generated from operations, management determined that it would be prudent for the Company to obtain a line of credit to provide additional cash availability, to meet the Company's working capital needs, in the event that anticipated cash flow is less than expected or expenses exceed those anticipated. As a result of this determination, on November 12, 2004, Atlantic Holdings and ACE entered into a senior secured revolving credit facility, with Fortress Credit Corp.("Fortress"), which provides for working capital loans of up to $10 million to be used for working capital purposes, in the operation of The Sands Hotel and Casino, located in Atlantic City, New Jersey. The loan agreement and the loans there under have been designated by the Board of Directors of Atlantic and the Manager of ACE, as Working Capital indebtedness (as that term is defined in the Indenture, dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE, as guarantor, and Wells Fargo Bank, National Association, as trustee.

        OPERATING ACTIVITIES

        At September 30, 2004, the Company had cash and cash equivalents of $19.2 million. The Company generated $3.2 million of net cash from operations during the nine months ended September 30, 2004 compared to the same prior year period in which the Company used $472,000 in operating activities.

        INVESTING ACTIVITIES

         Capital expenditures at The Sands for the nine months ended September 30, 2004 amounted to approximately $9.4 million compared to $10.6 million in 2003. In order to enhance its competitive position in the market place, The Sands may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations. Management has approval from its Board of Directors for a 2004 capital expenditure plan of up to $23.6 million, which includes a renovation of one floor of standard hotel rooms to suites, new slot machines, casino and hotel renovations as well as replacement and upgrades to infrastructure and technology. However, in order to avoid disruption of its operations during the peak summer season and based upon operating results and available cash, management deferred some slot machine replacements and casino renovations to the latter half of 2004 and may defer it beyond 2004, thereby reducing capital expenditures for 2004. Accordingly, additional financing requirements could be reduced significantly.

        The Sands is required by the Casino Act to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority ("CRDA") in lieu of a certain investment alternative tax. Deposits for the nine months ended September 30, 2004 and 2003 amounted to $1.6 million and $1.7 million, respectively.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        FINANCING ACTIVITIES

        In connection with the Consent Solicitation and Exchange Offer described above, holders of $66,258,970 of 11% Notes exchanged such notes for an equal principal amount of 3% Notes. As a result, $43,741,030 of principal amount of the 11% Notes remain outstanding and mature in September 2005. GB Holdings' ability to pay interest on such outstanding 11% Notes is dependent upon receipt of funds from Atlantic Holdings in amounts sufficient to make such interest payments, and such disbursements are subject to (i) a number of conditions, including that such payment by Atlantic Holdings is required to be made only in respect of interest due prior to the maturity of the 11% Notes and that at the time of such payment and after giving effect thereto, no event of default exists and no event that could result in an event of default has occurred or is incipient under the indenture for the 3% Notes and (ii) Atlantic Holdings being able to make such payments. In addition, GB Holding's ability to pay the remaining 11% Notes at maturity in September 2005 will depend upon its ability to refinance such Notes on favorable terms, or at all, or to derive sufficient funds from the sale of its Atlantic Holdings Common Stock or from a borrowing. If GB Holdings does not pay the remaining 11% Notes at maturity it could result in, among other things, the possibility of GB Holdings seeking bankruptcy protection.

         On November 12, 2004, Atlantic Holdings and ACE entered into a Loan and Security Agreement (the "Loan Agreement"), by and among Atlantic Holdings, as borrower, ACE, as guarantor, and Fortress Credit Corp. ("Fortress"), as lender, and certain related ancillary documents, pursuant to which, Fortress agreed to make available to Atlantic a senior secured revolving credit line providing for working capital loans of up to $10 million (the "Loans"), to be used for working capital purposes in the operation of The Sands, located in Atlantic City, New Jersey. The Loan Agreement and the Loans thereunder have been designated by the Board of Directors of Atlantic Holdings and the Manager of ACE, as Working Capital Indebtedness (as that term is defined in the Indenture) (the "Indenture"), dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE, as guarantor, and Wells Fargo Bank, National Association, as trustee (the "Trustee").

         The aggregate amount of the Loans shall not exceed $10 million plus interest. All Loans under the Loan Agreement are payable in full by no later than the day immediately prior to the one-year anniversary of the Loan Agreement, or any earlier date on which the Loans are required to be paid in full, by acceleration or otherwise, pursuant to the Loan Agreement.

         The outstanding principal balance of the Loan Agreement will accrue interest at a fixed rate to be set monthly which is equal to one month LIBOR (but not less than 1.5%), plus 8% per annum. In addition to interest payable on the principal balance outstanding from time to time under the Loan Agreement, Atlantic Holdings is required to pay to Fortress an unused line fee for each preceding three-month period during the term of the Loan Agreement in an amount equal to .35% of the excess of the available commitment over the average outstanding monthly balance during such preceding three-month period.

         The Loans are secured by a first lien and security interest on all of Atlantic Holdings' and ACE's personal property and a first mortgage on The Sands Hotel & Casino. Fortress entered into an Intercreditor Agreement, dated as of November 12, 2004, with the Trustee pursuant to the Loan Agreement. The Liens (as that term defined in the Indenture) of the Trustee on the Collateral (as that term is defined in the Indenture), are subject and inferior to Liens which secure Working Capital Indebtedness such as the Loans.

        Fortress may terminate its obligation to advance and declare the unpaid balance of the Loans, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include payment default, covenant defaults, bankruptcy type defaults, attachments, judgments, the occurrence of certain material adverse events, criminal proceedings, and defaults by Atlantic Holdings or ACE under certain other agreements.

        Pursuant to New Jersey law, the corporate owner of The Sands is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands were required to be renewed in 2004, which required that the CCC determine that among other things, Atlantic Holdings and ACE are financially stable. In order to be found "financially stable" under NJCCA, Atlantic Holdings and ACE had to demonstrate among other things, its ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, the Sands filed a timely renewal application of its casino license for a four year term. The CCC approved the Sands casino license renewal application on September 29, 2004 with certain conditions, including monthly written reports on the status of the 11% Notes, a definitive plan to address the maturity of the 11% Notes, to be submitted no later than August 1, 2005 as well as other standard industry reporting requirements.

        CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The Company's discussion and analysis of its results of operations and financial condition are based upon its condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America ("USA GAAP"). The preparation of financial statements in conformity with USA GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as in the Notes to the Condensed Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company's reported and expected financial results.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its condensed consolidated financial statements:

Allowance for Doubtful Accounts - The Company maintains accounts receivable allowances for estimated losses resulting from the inability of its customers to make required payments. Additional allowances may be required if the financial condition of the Company's customers deteriorates.

Commitments and Contingencies - Litigation - On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against the Company. While it is typically very difficult to determine the timing and ultimate outcome of such actions, the Company uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, the Company makes estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made.

Impairment of Long-Lived Assets - The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company's condensed consolidated financial statements.

Self-Insurance - The Company retains the obligation for certain losses related to customer's claims of personal injuries incurred while on the Company property as well as workers compensation claims and major medical claims for non-union employees. The Company accrues for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management's estimates of the aggregate liability for uninsured claims using historical experience, an adjusting company's estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.

Allowance for Obligatory Investments - The Company maintains obligatory investment allowances for its investments made in satisfaction of its CRDA obligation. The obligatory investments may ultimately take the form of CRDA issued bonds, which bear a below market rate of interest, direct investments or donations. Management bases its reserves on the type of investments the obligation has taken or is expected to take. CRDA bonds bear interest at approximately one-third below market rates. Donations of The Sands' quarterly deposits to the CRDA have historically yielded a 51% future credit or refund of obligations. Recently, however, CRDA donations have not yielded a specific future credit percentage. Certain donations have made the Sands eligible for a 100% return of existing investments under certain conditions. Other donations have little or no future credit value. Management has reserved the predominant balance of its obligatory investments at between 33% and 49%.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS

        Gaming Operations

        Information contained herein, regarding Atlantic City casinos other than the Sands, was obtained from reports filed with the CCC. The following table sets forth certain unaudited financial and operating data relating to the Sands' and all other Atlantic City casinos' capacities, volumes of play, hold percentages and revenues:

                                                                                     THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                          ------------------------------------------
                                                                                  2004                  2003
                                                                          --------------------  --------------------
                                                                                   (Dollars in Thousands)
UNITS: (AT END OF PERIOD)
     Table Games       - Sands                                                             76                    71
                       - Atlantic City (ex. Sands)                                      1,352                 1,304
     Slot Machines     - Sands                                                          2,190                 2,205
                       - Atlantic City (ex. Sands)                                     39,984                40,185
GROSS WAGERING (1)
     Table Games       - Sands                                            $            61,990   $            63,826
                       - Atlantic City (ex. Sands)                                  2,135,833             1,981,991
     Slot Machines     - Sands                                                        466,255               517,397
                       - Atlantic City (ex. Sands)                                 11,748,661            11,136,772
HOLD PERCENTAGES (2)
     Table Games       - Sands                                                         14.72%                13.67%
                       - Atlantic City (ex. Sands)                                     14.52%                15.27%
     Slot Machines     - Sands                           (accrual basis)                8.24%                 7.70%
                       - Sands                           (cash basis)                   8.34%                 7.84%
                       - Atlantic City (ex. Sands)       (accrual basis)                  N/A                   N/A
                       - Atlantic City (ex. Sands)       (cash basis)                   8.18%                 8.23%
REVENUES (2)
     Table Games       - Sands                                            $             9,123   $             8,725
                       - Atlantic City (ex. Sands)                                    310,137               302,590
     Slot Machines     - Sands                           (accrual basis)               38,414                39,857
                       - Sands                           (cash basis)                  38,882                40,562
                       - Atlantic City (ex. Sands)       (accrual basis)                  N/A                   N/A
                       - Atlantic City (ex. Sands)       (cash basis)                 961,311               916,919
     Other (3)         - Sands                                                            397                   325
                       - Atlantic City (ex. Sands)                                     18,070                13,561

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                          -----------------------------------------
                                                                                  2004                  2003
                                                                          -------------------   -------------------
                                                                                   (Dollars in Thousands)
UNITS: (AT END OF PERIOD)
     Table Games       - Sands                                                            76                    71
                       - Atlantic City (ex. Sands)                                     1,352                 1,304
     Slot Machines     - Sands                                                         2,190                 2,205
                       - Atlantic City (ex. Sands)                                    39,984                40,185
GROSS WAGERING (1)
     Table Games       - Sands                                            $          181,602    $          162,141
                       - Atlantic City (ex. Sands)                                 5,730,494             5,115,909
     Slot Machines     - Sands                                                     1,379,681             1,511,277
                       - Atlantic City (ex. Sands)                                32,077,869            29,670,141
HOLD PERCENTAGES (2)
     Table Games       - Sands                                                        15.71%                14.30%
                       - Atlantic City (ex. Sands)                                    15.35%                16.10%
     Slot Machines     - Sands                           (accrual basis)               8.18%                 7.80%
                       - Sands                           (cash basis)                  8.35%                 8.00%
                       - Atlantic City (ex. Sands)       (accrual basis)                 N/A                   N/A
                       - Atlantic City (ex. Sands)       (cash basis)                  8.17%                 8.15%
REVENUES (2)
     Table Games       - Sands                                            $           28,530    $           23,129
                       - Atlantic City (ex. Sands)                                   879,381               822,834
     Slot Machines     - Sands                           (accrual basis)             112,871               118,278
                       - Sands                           (cash basis)                115,183               120,893
                       - Atlantic City (ex. Sands)       (accrual basis)                 N/A                   N/A
                       - Atlantic City (ex. Sands)       (cash basis)              2,620,881             2,416,733
     Other (3)         - Sands                                                         1,094                   786
                       - Atlantic City (ex. Sands)                                    45,992                33,600

-------------------------------

(1) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (the "Drop") and coins wagered in slot machines (the "Handle").

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage." The Sands' hold percentages and revenues are reflected on an accrual basis. Comparable accrual basis data for the remainder of the Atlantic City gaming industry as a whole is not available; consequently, industry hold percentages and revenues are based on information available from the Commission.

     PATRON GAMING VOLUME

        Information contained herein, regarding Atlantic City casinos other than the Sands, was obtained from reports filed with the Commission.

        For the three months ended September 30, 2004 the table game drop decreased $1.8 million (2.9%) and increased $19.5 million (12.0%) for the nine months ended September 30, 2004, compared to the comparable periods in 2003. These results are compared to the Atlantic City Industry table drop results, which increased $611.9 million (5.5%) and $2.41 billion (8.1%) for the three months and nine months ended September 30, 2004 respectively compared to the same periods in 2003. Despite the impact of a major new competitor in the Atlantic City market, the Sands maintained its table game market share (3.1%) for the nine months ended September 30, 2004 compared to the same prior year period. Competition for the table game market has intensified during the third quarter and has negatively impacted the Sands table game market share for the three months ended September 30, 2004 compared to the same prior year period (2.8% in 2004 vs 3.1% in 2003). Resorts completed a property expansion project in June 2004 that included approximately 400 additional rooms and further intensified the competition in the table game market. Table game hold percentage for the Sands increased by 1.0 percentage points to 14.7% and 1.4 percentage points to 15.7% for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The number of table games in operation, as of September 30, 2004, was 76 compared to 71 at the same time in 2003. For all other Atlantic City Casinos, the number of table games increased by 48 units or 3.7% to 1,352 at September 30, 2004 compared to 2003.

        Slot machine handle for The Sands decreased $51.1 million (9.9%) and $131.6 million (8.7%) for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. By comparison, the percentage change in slot machine handle for all other Atlantic City casinos during these periods in 2004 compared to the same prior year periods was a 5.5% increase for the three month period and a 8.1% increase for the nine month period. The Sands' 2004 decrease in handle was primarily due to the competitive impact of Borgata on the Atlantic City market. The Borgata added 3,510 units to Atlantic City's slot market. In addition, Resorts expanded their casino floor by 22,000 square feet and added 638 slot machines in June of 2004. The Sands decrease in slot machine handle was offset by an increase in the hold percentage of 0.5 percentage points to 8.2% and 0.4 percentage points to 8.2% for the three and nine month periods ended September 30, 2004 compared to the same periods in 2003. This positive variance in hold percentage was not enough to offset the decrease in slot machine handle and resulted in a decrease in Slot revenue of $1.4 million (3.6%) and $5.4 million (4.6%) for the three and nine month periods ended September 30, 2004, respectively, compared to the periods in 2003. The number of slot machine units as of September 30, 2004 was 2,190 compared to 2,205 at the same time in 2003. For all other Atlantic City Casinos, the number of slot machines decreased by 201 units or 0.5% to 39,984 at September 30, 2004 compared to 2003.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        The following table sets forth the changes in operating revenues and expenses (unaudited) for the three month and nine month periods ended September 30, 2004 and 2003:

                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                    ----------------------------------------------------------
                                                                      INCREASE (DECREASE)
                                         2004           2003             $              %
                                    -------------  -------------  -------------  -------------
                                                          (DOLLARS IN THOUSANDS)
REVENUES:
Casino                              $     47,934   $     48,907   $       (973)         (1.99)
Rooms                                      3,281          3,115            166           5.33
Food and Beverage                          5,687          6,627           (940)        (14.18)
Other                                        873          1,047           (174)        (16.62)

Promotional Allowances                    13,018         13,655           (637)         (4.66)

EXPENSES:
Casino                                    32,808         35,291         (2,483)         (7.04)
Rooms                                        781            605            176          29.09
Food and Beverage                          2,117          2,833           (716)        (25.27)
Other                                      1,083            992             91           9.17
General and Administrative                 3,164          2,630            534          20.30
Depreciation and Amortization              4,092          3,975            117           2.94
Gain on disposal of assets                    (7)          (107)          (100)        (93.46)

INCOME (LOSS) FROM OPERATIONS                719           (178)           897         503.93

Non-operating expense, net                 3,626          3,006            620          20.63
Income Tax Provision                        (217)          (272)           (55)        (20.22)
Net loss                                  (3,124)        (3,456)          (332)         (9.61)


                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                    ------------------------------------------------------------
                                                                       INCREASE (DECREASE)
                                         2004           2003             $               %
                                    -------------  -------------   ------------   --------------
                                                          (DOLLARS IN THOUSANDS)
REVENUES:
Casino                              $    142,495   $    142,193    $       302             0.21
Rooms                                      8,342          8,530           (188)           (2.20)
Food and Beverage                         16,472         16,802           (330)           (1.96)
Other                                      2,826          3,010           (184)           (6.11)

Promotional Allowances                    38,592         38,663            (71)           (0.18)

EXPENSES:
Casino                                    96,106        100,249         (4,143)           (4.13)
Rooms                                      2,113          1,635            478            29.24
Food and Beverage                          6,411          7,314           (903)          (12.35)
Other                                      2,458          2,380             78             3.28
General and Administrative                 9,042          7,891          1,151            14.59
Depreciation and Amortization             11,905         11,376            529             4.65
Gain on disposal of assets                   (38)          (104)           (66)          (63.46)

INCOME (LOSS) FROM OPERATIONS              3,546          1,131          2,415           213.53

Non-operating expense, net                11,571          8,880          2,691            30.30
Income Tax Provision                        (732)          (615)           117            19.02
Net loss                                  (8,757)        (8,364)           393             4.70

        REVENUES

        Overall casino revenues decreased $973,000 (2.0%) and increased $302,000 (0.2%) for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The year-to-date increase in casino revenues is attributable to the increases in table game revenue ($5.4 million) and other casino revenue ($308,000) offset by a decrease in slot machine revenue ($5.4 million).

        Room revenue increased $166,000 (5.3%) and decreased $188,000 (2.2%) for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The year-to-date decrease in room revenue is directly attributable to the decrease in room occupancy for the three and nine months ended September 30, 2004, respectively, compared to the same period in 2003 (1,279 and 9,420 fewer occupied rooms, respectively). The decrease in occupancy was primarily due to a reduction in complimentary promotional room nights. The increase in room revenue for the comparative three month periods is due to an increase in average room rate ($4.20) primarily due to increased rates in group and transient sales.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Food and Beverage revenues decreased $940,000 (14.2%) and $330,000 (2.0%) for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. These decreases were primarily attributable to decreases in food revenue ($811,000 quarter-to-date and $824,000 year-to-date, in high volume, non-gourmet outlets as a result of discontinuing discount and coupon programs during the peak summer months. These were offset by increases in beverage revenue ($131,000 quarter-to-date and $492,000 year-to-date) as a result of the continued popularity of Swingers Bar.

        Other revenues decreased $174,000 (16.6%) and $184,000 (6.1%) for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The decrease during the nine month periods is primarily attributable to a reduction in the people-mover monthly rental with Caesars Entertainment. The rent was lowered by $30,000 per month in July 2003, according to the lease. The decrease during the three month periods is due to reduced entertainment revenue due to fewer shows including the postponement of headline artist engagement in September 2004.

        PROMOTIONAL ALLOWANCES

        Promotional allowances are comprised of (i) the estimated retail value of goods and services provided free of charge to casino customers under various marketing programs, (ii) the cash value of redeemable points earned under a customer loyalty program based on the amount of slot play and (iii) coin and cash coupons and discounts. The dollar amount of promotional allowances decreased $637,000 (4.7%) and $71,000 (0.2%) for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. As a percentage of casino revenues, promotional allowances decreased to 27.2% from 27.9% and 27.1 % from 27.2% for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The decrease in this ratio is directly attributable to a decrease in complimentaries and coupons during the Summer 2004.

        DEPARTMENTAL EXPENSES

        Casino expenses at the Sands decreased by $2.5 million (7.0%) and $4.1 million (4.1%), respectively, for the three and nine months ended September 30, 2004 compared to the same prior year period. The decrease in casino expenses is primarily due to a reduction of allocable costs to the casino department for overhead, marketing and complimentary expenses ($845,000 and $2.1 million, respectively, for the three and nine months ended September 30, 2004 compared to the same prior year periods). Payroll expenses decreased ($421,000 and $650,000 for the three and nine months ended September 30, 2004, respectively) due to the reduction in personnel. The provision for doubtful accounts was reduced by $256,000 and $477,000 for the three and nine months ended September 30, 2004, respectively, as a result of less casino credit activity.

        Rooms expenses increased $176,000 (29.1%) and $478,000 (29.2%) for the three and nine months ended September 30, 2004 compared to the same prior year period. The increased rooms expenses are almost entirely due to a reduction of allocable costs to the casino department for complimentary expenses ($111,000 and $612,000, respectively, for the three and nine months ended September 30, 2004 compared to the same prior year periods) as a result of fewer complimentary promotional room nights in 2004 compared to 2003. These were offset slightly by favorable variances in payroll and benefits ($97,000 and $325,000, respectively, for the three and nine months primarily ended September 30, 2004 compared to the same prior year period) due to reductions in staffing.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Food and beverage expenses decreased $716,000 (25.3%) and $903,000 (12.4%), respectively, for the three and nine months ended September 30, 2004 compared to the same prior year period. The decreases were primarily due to decreased payroll and benefits costs ($309,000 and $571,000 for the three and nine months ended September 30, 2004, respectively, compared to the same prior year periods as a result of lower staffing levels). Also contributing to the decrease in food and beverage expense were decreases in food and beverage cost of sales ($327,000 and $145,000 for the three and nine months ended September 30, 2004, respectively), which were a result of decreased sales.

        Other expenses increased $91,000 (9.2%) and $78,000 (3.3%) for the three and nine months ended September 30, 2004, compared to the same prior year periods. The increased costs were due to an unfavorable variance in allocable costs to casino expense for complimentaries ($801,000 and $445,000 for the three and nine months ended September 30, 2004, respectively). These were offset by decreased payroll and benefits costs $228,000 and $529,000 for the three and nine months ended September 30, 2004, respectively) due to reduced staffing. Decreases in entertainment costs ($461,000 and $100,000 for the three and nine months ended September 30, 2004, respectively) due to decreased headline entertainment compared to the prior year periods.

        GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses increased $534,000 (20.3%) and $1.2 million (14.6%), respectively, for the three and nine months ended September 30, 2004, compared to the same prior year periods. The increases were due to lower allocable costs for property overhead to the casino department ($741,000 for the nine months ended September 30, 2004) and the increased cost of electricity ($99,000 and $440,000 for the three and nine months ended September 30, 2004, respectively, compared to the same prior year periods) due to increased energy costs.

        DEPRECIATION AND AMORTIZATION, INCLUDING PROVISION FOR OBLIGATORY INVESTMENTS

        Depreciation and amortization, including provision for obligatory investments, increased $117,000 (2.9%) and $529,000 (4.7%), respectively, for the three and nine month periods ended September 30, 2004, compared to the same prior year periods due to an increase in depreciation expense ($109,000 and $638,000 for the three and nine months ended September 30, 2004, respectively) as a result of the continued investment in infrastructure and equipment during the current and preceding year.

        INTEREST INCOME AND EXPENSE

        Interest income decreased by $51,000 (31.8%) and $185,000 (37.1%), respectively, during the three and nine month periods ended September 30, 2004, compared to the same prior year periods. The decrease was due to smaller earnings on decreased cash reserves.

        Interest expense decreased $669,000 and $570,000, respectively, during the three and nine month periods ended September 30, 2004, compared to the same periods in 2003. The decrease is due to the exchange of $66.3 million in 11% debt for an equal amount at 3%.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        DEBT RESTRUCTURING COSTS

        Debt Restructuring Costs amounted to $1.2 million and $3.1 million, respectively, for the three and nine month periods ended September 30, 2004, as a direct result of the Consent Solicitation and Offer to Exchange commenced by Atlantic Holdings. There were no similar costs incurred during the same periods in 2003.

        INCOME TAX PROVISION

        Federal and State income tax provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses.

        Due to recurring losses, Federal income tax has not been recorded for the nine months ended September 30, 2004.

        The State income tax provision decreased $55,000 (20.2%) and increased $117,000 (19.0%), respectively, for the three and nine months ended September 30, 2004 compared to the same prior year periods. The quarter-to-date decrease is a result of the decrease in tax basis and an adjustment to tax rate. The year-to-date increase is primarily attributable to the casino net income tax enacted in July 2003.

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

        PRIVATE SECURITIES LITIGATION REFORM ACT

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made by such companies) contains statements that are forward-looking, such as statements relating to future expansion plans, future construction costs and other business development activities including other capital spending, economic conditions, financing sources, competition and the effects of tax regulation and state regulations applicable to the gaming industry in general or GB Holdings in particular. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of GB Holdings. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, activities of competitors and the presence of new or additional competition, fluctuations and changes in customer preference and attitudes, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RISK FACTORS RELATED TO THE BUSINESS OF THE COMPANY


GB HOLDINGS MAY BE UNABLE TO PAY THE OUTSTANDING INTEREST ON THE 11% NOTES PRIOR TO MATURITY OR THE INTEREST OR PRINCIPAL ON THE 11% NOTES AT MATURITY

         GB Holdings' ability to pay (i) interest on the 11% Notes is dependent upon the receipt of payments from Atlantic Holdings which is subject to (A) a number of conditions, including that such payment by Atlantic Holdings is required to be made only in respect of interest due prior to the maturity date of the 11% Notes and that at the time of such payment and after giving effect thereto, no event of default exists and no event that could result in an event of default has occurred or is incipient under the Indenture for the 3% Notes and
(ii) the interest and principal amount of the remaining 11% Notes at maturity in September 2005 will depend upon its ability to refinance such Notes on favorable terms or at all or to derive sufficient funds from the sale of its Atlantic Holdings Common Stock or from a borrowing. In addition, GB Holding's ability to pay the remaining 11% Notes at maturity in September2005 will depend upon its ability to refinance such Notes on favorable terms, or at all, or to derive sufficient funds from the sale of its Atlantic Holdings Common Stock or from a borrowing. If GB Holdings does not pay the remaining 11% Notes at maturity it could result in, among other things, the possibility of GB Holdings seeking bankruptcy protection.

The corporate owner of The Sands must continue to maintain and meet the conditions of its casino license.

        Pursuant to New Jersey law, the corporate owner of the Sands is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands were required to be renewed in 2004, which required that the New Jersey Casino Control Commission ("CCC") determine that among other things, Atlantic Holdings and ACE are financially stable. In order to be found "financially stable" under the New Jersey Casino Control Act ("NJCCA"), Atlantic Holdings and ACE must demonstrate among other things, their ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, The Sands filed a timely renewal application of its casino license for a four year term. The CCC approved The Sands casino license renewal application for a four year term on September 29, 2004 with certain conditions, including monthly written reports on the status of the 11% Notes, and a definitive plan to address the maturity of the 11% Notes to be submitted no later than August 1, 2005 as well as other standard industry reporting requirements. There is a risk that a definitive plan to address the maturity of the 11% Notes will not be approved by the CCC.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company will need to increase capital expenditures to compete effectively.

        Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary from time to time to preserve the competitiveness of The Sands. The gaming industry market is very competitive and is expected to become more competitive in the future. If cash from operations is insufficient to provide for needed levels of capital expenditure, The Sands' competitive position could deteriorate if the Company is unable to borrow funds for such purposes.

IF THE COMPANY FAILS TO OFFER COMPETITIVE PRODUCTS AND SERVICES OR MAINTAIN THE LOYALTY OF THE SANDS PATRONS, ITS BUSINESS WILL BE ADVERSELY AFFECTED.

        In addition to capital expenditures, the Company is required to anticipate the changing tastes of The Sands' patrons and offer both competitive and innovative products and services to ensure that repeat patrons return and new patrons visit The Sands. The demands of meeting the Company's debt service payments and the need to make capital expenditures limits the available cash to finance such products and services. In addition, the consequences of incorrect strategic decisions may be difficult or impossible to anticipate or correct in a timely manner.

THE COMPANY'S QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND SEASONALITY.

        The Company's quarterly operating results are highly volatile and subject to unpredictable fluctuations due to unexpectedly high or low losses, changing customer tastes and trends, unpredictable patron gaming volume, the proportion of table game revenues to slot game revenues, weather and discretionary decisions by The Sands' patrons regarding frequency of visits and spending amounts. The Company's operating results for any given quarter may not meet expectations or conform to the operating results of the Company's local, regional or national competitors. If the Company's operating results do not conform to such expectations our share price may be adversely affected. Conversely, favorable operating results in any given quarter may be followed by an unexpected downturn in subsequent quarters.

INCREASED STATE TAXATION OF GAMING AND HOSPITALITY REVENUES COULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS.

        The casino industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes. For example, casinos in Atlantic City pay for licenses as well as special taxes to the city and state. New Jersey taxes annual gaming revenues at the rate of 8.0%. New Jersey also levies an annual investment alternative tax of 2.5% on annual gaming revenues in addition to normal federal and state income taxes. This 2.5% obligation, however, can be satisfied by purchasing certain bonds or making certain investments in the amount of 1.25% of annual gaming revenues. On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act, which, among other things, suspended the use of the New Jersey net operating loss carryforwards for two years and introduced a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits. For the nine months ended September 30, 2004 and 2003, there was a charge to income tax provision of $527,000 and $527,000, respectively, related to the impact of the New Jersey Business Tax Reform Act.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        On July 1, 2003, the State of New Jersey amended the New Jersey Casino Control Act (the "NJCCA") to impose various tax increases on Atlantic City casinos, including The Sands. Among other things, the amendments to the NJCCA include the following new tax provisions: (i) a new 4.25% tax on casino complimentaries, with proceeds deposited to the Casino Revenue Fund; (ii) an 8% tax on casino service industry multi-casino progressive slot machine revenue, with the proceeds deposited to the Casino Revenue Fund; (iii) a 7.5% tax on adjusted net income of licensed casinos (the "Casino Net Income Tax) in State fiscal years 2004 through 2006, with the proceeds deposited to the Casino Revenue Fund; (iv) a fee of $3.00 per day on each hotel room in a casino hotel facility that is occupied by a guest, for consideration or as a complimentary item, with the proceeds deposited into the Casino Revenue Fund in State fiscal years 2004 through 2006, and beginning in State fiscal year 2007 $2.00 of the fee deposited into the Casino Revenue Fund and $1.00 transferred to the CRDA;
(v) an increase of the minimum casino hotel parking charge from $2 to $3, with $1.50 of the fee to be deposited into the Casino Revenue Fund in State fiscal years 2004 through 2006, and beginning in State fiscal year 2007, $0.50 to be deposited into the Casino Revenue Fund and $1.00 to be transferred to the CRDA for its purposes pursuant to law, and for use by the CRDA to post a bond for $30 million for deposit into the Casino Capital Construction Fund, which was also created by the July 1, 2003 Act; and (vi) the elimination of the deduction from casino licensee calculation of gross revenue for uncollectible gaming debt. These changes to the NJCCA, and the new taxes imposed on The Sands and other Atlantic City casinos, will reduce the Company's profitability.

        Future changes in New Jersey state taxation of casino gaming companies cannot be predicted and any such changes could adversely affect the Company's profitability.

THE COMPANY'S FORMER USE OF ARTHUR ANDERSEN LLP AS ITS INDEPENDENT PUBLIC ACCOUNTANTS MAY POSE RISKS TO PARENT AND THE COMPANY AND WILL LIMIT YOUR ABILITY TO SEEK POTENTIAL RECOVERIES FROM ARTHUR ANDERSEN LLP RELATED TO THEIR WORK.

        Arthur Andersen LLP, independent certified public accountants, were engaged as the principal accountants to audit the Company's consolidated financial statements until the Parent Company dismissed them on May 16, 2002 and engaged KPMG LLP. In May 2002, Arthur Andersen was convicted on a federal obstruction of justice charge. Some investors, including institutional investors, may choose not to invest in or hold securities of a company whose prior financial statements (or those of its predecessor entity) were audited by Arthur Andersen, which may serve to, among other things, suppress the price of the Company's securities. In addition, rules promulgated by the SEC require the Company to present its audited financial statements in various SEC filings, along with Arthur Andersen's consent to inclusion of its audit report in those filings. The SEC has provided temporary regulatory relief designed to allow companies that file reports with them to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances. Notwithstanding the SEC's temporary regulatory relief, the inability of Arthur Andersen to provide its consent or to provide assurance services to the Company with regard to future SEC filings could negatively affect the Company's ability to, among other things, access capital markets. Any delay or inability to access capital markets as a result of this situation could have a material adverse impact on the business of the Company.

        The Company cannot assure you that it will be able to continue to rely on the temporary relief granted by the SEC. If the SEC no longer accepts financial statements audited by Arthur Andersen, requires audits of other financial statements or financial information or requires changes to financial statements previously audited by Arthur Andersen, this may affect the Company's ability to access the public capital markets in the future, unless the Company's current independent auditors or another independent accounting firm is able to audit the consolidated financial statements originally audited by Arthur Andersen in a timely manner. Any delay or inability to access the capital markets may have an adverse impact on the business of the Company.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ENERGY PRICE INCREASES MAY ADVERSELY AFFECT THE COMPANY'S COSTS OF OPERATIONS AND REVENUES OF THE SANDS.

        The Sands uses significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, substantial increases in the cost of forms of energy in the U.S. will negatively affect the Company's operating results. The extent of the impact is subject to the magnitude and duration of the energy price increases, but this impact could be material. In addition, higher energy and gasoline prices which affect The Sands' customers may result in reduced visitation to The Sands' property and a reduction in revenues.

A DOWNTURN IN GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS.

        The Company's business operations are affected by international, national and local economic conditions. A recession or downturn in the general economy, or in a region constituting a significant source of customers for The Sands' property, could result in fewer customers visiting the Company's property and a reduction in spending by customers who do visit the Company's property, which would adversely affect the Company's revenues while some of its costs remain fixed, resulting in decreased earnings.

        A majority of The Sands' patrons are from automobile travel and bus tours. Higher gasoline prices could reduce automobile travel to The Sands' location and could increase bus fares to The Sands. In addition, adverse winter weather conditions could reduce automobile travel to The Sands' location and could reduce bus travel. Accordingly, the Company's business, assets, financial condition and results of operations could be adversely affected by a weakening of regional economic conditions and higher gasoline prices or adverse winter weather conditions.

ACTS OF TERRORISM AND THE UNCERTAINTY OF THE OUTCOME AND DURATION OF THE ACTIVITY IN IRAQ AND ELSEWHERE, AS WELL AS OTHER FACTORS AFFECTING DISCRETIONARY CONSUMER SPENDING, HAVE IMPACTED THE GAMING INDUSTRY AND MAY HARM THE COMPANY'S OPERATING RESULTS AND THE COMPANY'S ABILITY TO INSURE AGAINST CERTAIN RISKS.

        The terrorist attacks of September 11, 2001 had an immediate impact on hotel and casino volume. The Sands hotel occupancy was down approximately ten percentage points during the week that followed the attacks. Bus passenger volume for The Sands was lower than normal, especially from those bus tours originating from the New York metropolitan area. There were approximately 22.5% less bus passengers at The Sands during September 2001 than during the same month in the prior year. These events, the potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties which could adversely affect the Company's business and results of operations. Future acts of terror in the U.S. or an outbreak of hostilities involving the United States, may again reduce The Sands' guests' willingness to travel with the result that the Company's operations will suffer.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THE COMPANY MAY INCUR LOSSES THAT WOULD NOT BE COVERED BY INSURANCE AND THE COST OF INSURANCE WILL INCREASE.

        Although Atlantic Holdings, a wholly-owned subsidiary of GB Holdings, has agreed in the Indenture governing its 3% Notes to maintain insurance customary and appropriate for its business, the Company cannot assure you that insurance will be available or adequate to cover all loss and damage to which the Company's business or the Company's assets might be subjected. In connection with insurance renewals subsequent to September 11, 2001, the insurance coverage for certain types of damages or occurrences have been diminished substantially and are unavailable at commercial rates. Consequently, the Company is self-insured for certain risks. The lack of insurance for certain types or levels of risk could expose the Company to significant losses in the event that an uninsured catastrophe occurred. Any losses the Company incurs that are not covered by insurance may decrease future operating income, require it to find replacements or repairs for destroyed property and reduce the funds available for the principal and interest payments to service its debt.

THERE ARE RISKS RELATED TO THE CREDITWORTHINESS OF PATRONS OF THE CASINOS.

        The Sands is exposed to certain risks related to the creditworthiness of its patrons. Historically The Sands has extended credit on a discretionary basis to certain qualified patrons. For the nine months ended September 30, 2004, gaming credit extended to Sands' table game patrons accounted for approximately 22.5% of overall table game wagering, and table game wagering accounted for approximately 11.6% of overall casino wagering during the period. At September 30, 2004, gaming receivables amounted to $7.0 million before an allowance for uncollectible gaming receivables of $3.8 million. There can be no assurance that defaults in the repayment of credit by patrons of The Sands would not have a material adverse effect on the results of operations of The Sands and, consequently the Company.

THE COMPANY'S SUCCESS DEPENDS IN PART ON THE AVAILABILITY OF QUALIFIED MANAGEMENT AND PERSONNEL AND ON THE COMPANY'S ABILITY TO RETAIN SUCH EMPLOYEES.

        The quality of individuals hired for positions in the hotel and gaming operations will be critical to the success of the Company's business. It may be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies and their facilities in the Company's jurisdiction and nationwide. The Borgata, which opened in July 2003 and is located in the marina district of Atlantic City has aggravated this problem. The Company cannot assure you that it will be successful in retaining current personnel or in hiring or retaining qualified personnel in the future. A failure to attract or retain qualified management and personnel at all levels or the loss of any of the Company key executives could have a material adverse effect on the Company's financial condition and results of operations.

RISK FACTORS RELATED TO THE GAMING INDUSTRY

THE GAMING INDUSTRY IS HIGHLY COMPETITIVE.

        The gaming industry is highly competitive and the Company's competitors may have greater resources than the Company. If other properties operate more successfully, if existing properties are enhanced or expanded, or if additional hotels and casinos are established in and around the location in which the Company conducts business, the Company may lose market share. In particular, expansion of gaming in or near the geographic area from which the Company attracts or expects to attract a significant number of customers could have a significant adverse effect on the Company's business, financial condition and results of operations. The Sands competes, and will in the future compete, with all forms of existing legalized gaming and with any new forms of gaming that may be legalized in the future. Additionally, the Company faces competition from all other types of entertainment.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        On July 3, 2003, The Borgata, owned by Boyd Gaming Corporation and MGM Mirage, opened in the marina district of Atlantic City. The Borgata features a 40-story tower with 2,010 rooms and suites as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. This project represented a significant increase in capacity in that market. In addition, other of The Sands' competitors in Atlantic City have recently completed expansions of their hotels or have announced expansion projects. For example, Tropicana Atlantic City began constructing a 502-room hotel tower, a 25-room conference center, a 2,400 space parking garage, an expanded casino floor and a 200,000 square foot themed shopping, dining and entertainment complex called The Quarter. Tropicana intends to complete the project in the fourth quarter of 2004. Resorts constructed a hotel room addition of approximately 400 rooms, which opened in the second quarter of 2004. Our business may be adversely impacted (i) by the additional gaming and room capacity generated by this increased competition in Atlantic City and/or (ii) by other projects not yet announced in New Jersey or in other markets (e.g. Pennsylvania, New York and Connecticut).

GAMING IS A REGULATED INDUSTRY AND CHANGES IN THE LAW COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S ABILITY TO CONDUCT GAMING.

        Gaming in New Jersey is regulated extensively by federal and state regulatory bodies, including the CCC and state and federal taxing, law enforcement and liquor control agencies. The ownership and operation of The Sands is subject to strict state regulation under the NJCCA. The Company has received the licenses, permits and authorizations required to operate The Sands.

PENDING AND ENACTED GAMING LEGISLATION FROM NEIGHBORING STATES AND NEW JERSEY MAY HARM THE SANDS.

        In the summer of 2003, the State of New Jersey considered approving video lottery terminals ("VLTs") at the racetracks in the state and on July 1, 2003, the NJCCA was amended to impose various new and increased taxes on casino license revenues. There is no guarantee that New Jersey will not consider approving VLTs in the future, and if VLTs are approved, it could adversely affect the Company's operations, and an increase in the gross gaming tax without a significant simultaneous increase in revenue would adversely affect the Company's results of operations.

        In April 2004, the casino industry, the CRDA and the New Jersey Sports and Exposition Authority agreed to a plan regarding New Jersey video lottery terminals ("VLTs"). Under the plan, casinos will pay a total of $96 million over a period of four years, of which $10 million will fund, through project grants, North Jersey CRDA projects and $86 million will be paid to the New Jersey Sports and Exposition Authority who will then subsidize certain New Jersey horse tracks to increase purses and attract higher-quality races that would allow them to compete with horse tracks in neighboring states. In return, the race tracks and New Jersey have committed to postpone any attempts to install VLTs for at least four years. $52 million of the $86 million would be donated by the CRDA from the casinos' North Jersey obligations and $34 million would be paid by the casinos directly. It is currently estimated that The Sands current CRDA deposits for North Jersey projects are sufficient to fund The Sands proportionate obligations with respect to the $10 million and $52 million commitments. The Sands proportionate obligation with respect to the $34 million commitment is estimated to be approximately $1.3 million payable over a four year period. The Sands proportionate obligation with respect to the combined $10 million and $52 million commitment is estimated to be approximately $2.5 million payable over a four year period.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        The Sands also competes with legalized gaming from casinos located on Native American tribal lands. In July 2004, the Appellate Division of the Supreme Court of New York unanimously ruled that Native American owned casinos could legally be operated in New York under the New York State law passed in October 2001. That law permits three casinos in Western New York, all of which would be owned by the Seneca Indian Nation. The law also permits up to three casinos in the Catskills in Ulster and Sullivan Counties, also to be owned by Native American Tribes. In addition, the legislation allows slot machines to be placed in Native American-owned casinos. The court also ruled that New York could participate in the Multi-State Mega Millions Lottery Game. On November 18, 2004, the State of New York and the Cayuga Nation of New York ("Cayuga Nation") announced that they have entered into a definitive agreement providing for the settlement of the Cayuga Nation's land title and trespass claims against the State dating back to the 1700's. The agreement would permit the Cayuga Nation to operate a casino in the Catskills.

        The New York law had also permitted the installation of video lottery terminals ("VLT's") at five racetracks situated across the State of New York. In the July 2004 ruling, the Appellate Division ruled that a portion of the law was unconstitutional because it required a portion of the VLT revenues to go to horse-racing, breeding funds and track purses. It is anticipated that ruling will be appealed.

        The Pennsylvania legislature passed and the governor signed a bill in July 2004 that will allow for up to 61,000 slot machines state wide in up to 14 different locations, seven or eight of which would be racetracks plus four or five slot parlors in Philadelphia and Pittsburgh and two small resorts.

        Maryland is among the other states contemplating some form of gaming legislation. Maryland's proposed legislation would authorize VLT's at some of Maryland's racing facilities. The Maryland Legislature did not enact any legalized gaming legislation during their 2004 legislative sessions which ended September 30, 2004.

        The Sands' market is primarily a drive-to market, and legalized gambling in Pennsylvania, the Catskills and any other neighboring state within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming industry overall, including The Sands.

HOLDERS OF THE COMPANY'S SECURITIES ARE SUBJECT TO THE CCC AND THE NJCCA.

        The holders of the Company's common stock, par value $.01 per share ("Common Stock") and 11% Notes are subject to certain regulatory restrictions on ownership. While holders of publicly traded obligations such as the 11% Notes are generally not required to be investigated and found suitable to hold such securities, the CCC has the discretionary authority to (i) require holders of securities of corporations governed by New Jersey gaming law to file applications; (ii) investigate such holders; and (iii) require such holders to be found suitable or qualified to be an owner or operator of a gaming establishment. Pursuant to the regulations of the CCC such gaming corporations may be sanctioned, including the loss of its approvals, if, without prior approval of the CCC, it (i) pays to the unsuitable or unqualified person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable or unqualified person in connection with the securities; (iii) pays the unsuitable or unqualified person remuneration in any form; or (iv) makes any payments to the unsuitable or unqualified person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. If the Company is served with notice of disqualification of any holder, such holder will be prohibited by the NJCCA from receiving any payments on, or exercising any rights connected to, the Company's Common Stock or 11% Notes, as applicable.

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

        At April 16, 2004, the last full trading day prior to the delisting of 11% Notes from trading on the American Stock Exchange, the fair value of the Company's fixed rate debt was $89.1 million compared with its carrying amount of $110 million.

ITEM 4. CONTROLS AND PROCEDURES

        The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company's management, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        No change occurred in the Company's internal controls concerning financial reporting during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        Tax appeals on behalf of the Company and the City of Atlantic City challenging the amount of the Company's real property assessments for tax years 1996 through 2003 are pending before the NJ Tax Court.

        By letter dated January 23, 2004, Sheffield Enterprises, Inc. asserted potential claims against The Sands under the Lanham Act for permitting a show entitled The Main Event, to run at The Sands during 2001. Sheffield also asserts certain copyright infringement claims growing out of the Main Event performances. It has not yet been determined whether or not the claims made by Sheffield would, if adversely determined, materially impact the financial position or results of operations of the Company.

        The Company is a party in various legal proceedings with respect to the conduct of casino and hotel operations and has been receiving employee related claims. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, the Company does not expect settlement or resolution of these proceedings or claims to have a material adverse impact upon their consolidated financial position or results of operations, but the outcome of litigation and the resolution of claims is subject to uncertainties and no assurances can be given. The consolidated financial statements do not include any adjustments that might result from these uncertainties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 30, 2004, GB Holdings held a special meeting of its stockholders. At this meeting, 7,806,488 stockholders voted to approve the Transaction, 40,139 stockholders voted against the Transaction, 442 stockholders abstained, and there were 1,649,406 broker non-votes. The effect of the Transaction which was approved was the transfer of substantially all of the assets and certain liabilities of GB Holdings and GBHC to Atlantic Holdings. Upon consummation of the Transaction, which was approved an aggregate of 72.5% (on a fully diluted basis) of the issued and outstanding common stock of Atlantic Holdings was to be issued pro rata to the holders of the 3% Notes who exchanged and to GB Holdings in respect of the 11% Notes that were not exchanged, thereby resulting in GB Holdings and such noteholders beneficially owning up to 72.5% of Atlantic Holdings. Atlantic Holdings, through its wholly-owned subsidiary, will own substantially all of the assets previously owned by GB Holdings and GBHC. The matters which were presented to the stockholders of GB Holdings for a vote were as follows:

        (a) Following the receipt of the necessary approval from the holders of a majority of the 11% Notes through the exchange of the 11% Notes for the 3% Notes:

            (i) GB Holdings will transfer all of its assets (other than the stock of Property and GBHC) and liabilities (other than its obligations under the 11% Notes) to GBHC;

            (ii) GBHC will transfer all of the assets and liabilities which it received from GB Holdings and substantially all of its assets (other than the stock of Atlantic Holdings) and certain of its liabilities to Atlantic Holdings (which will agree to issue the 3% Notes in exchange for the 11% Notes that are tendered for exchange and cancel such Notes) in exchange for either:

                  (A) 27.5% of the outstanding Atlantic Holdings Common Stock of (on a fully diluted basis) (if 100% of the 11% Notes are exchanged for the 3% Notes); or

                  (B) (1) warrants to purchase 27.5% of the outstanding Atlantic Holdings Common Stock of (on a fully diluted basis) at a purchase price of $.01 per share (if less than 100% of the 11% Notes are exchanged for the 3% Notes) and (2) Atlantic Holdings will transfer to GBHC additional Atlantic Holdings Common Stock of so that GBHC has a pro rata share of 72.5% of the Atlantic Holdings Common Stock of which is equal to the percentage of the principal amount of the 11% Notes that are not exchanged; and

            (iii) Atlantic Holdings will transfer to ACE (A) the cash it received, except for the cash that Atlantic Holdings will pay to the holders of the 11% Notes that exchange for the 3% Notes and (B) all of the assets and liabilities it received from GBHC;

        (b) Atlantic Holdings will offer the holders of the outstanding 11% Notes the opportunity to exchange their 11% Notes for (i) $100 in cash for every $1,000 in principal amount of the 11% Notes exchanged; (ii) on a dollar for dollar basis, the 3% Notes which, at the election of the holders of a majority of the aggregate principal amount of the 3% Notes outstanding, will be payable in the form of 72.5% of the issued and outstanding shares of Atlantic Holdings Common Stock (on a fully diluted basis, assuming 100% of the 11% Notes are exchanged for the 3% Notes), or 65.909 shares of common stock of Atlantic Holdings for each $1,000 of principal amount of the 3% Notes, as full consideration for the principal and accrued interest owed thereunder; and (iii) a cash payment of accrued, but unpaid interest on the 11% Notes;

        (c) Through a series of mergers, Property, GBHC, and GB Holdings will merge and GB Holdings will be the surviving entity and:

            (i) The 11% Notes tendered for exchange for the 3% Notes will be cancelled;

            (ii) GB Holdings will be the obligor of the 11% Notes (which will no longer be secured by liens on the collateral);

            (iii) GB Holdings will own the shares of Atlantic Holdings Common
                  Stock or warrants to purchase Atlantic Holdings Common Stock;

            (iv) Atlantic Holdings will be a wholly-owned subsidiary of GB Holdings (immediately prior to the completion of the Transaction);

        (d) GB Holdings will distribute, to you as its stockholders, pro rata, either:

            (i) 0.275 shares of Atlantic Holdings Common Stock for each share of common stock of GB Holdings that you currently own, so that the stockholders of GB Holdings will own an aggregate of 27.5% (or 2,750,000 shares) of the issued and outstanding Atlantic Holdings Common Stock (on a fully diluted basis, if 100% of the 11% Notes are exchanged for the 3% Notes); or

            (ii) warrants to purchase 0.275 shares of Atlantic Holdings common Stock, at a purchase price of $.01 per share, for each share of GB Holdings Common Stock that you currently own, so that the stockholder of GB Holdings will own, upon exercise of the warrants, an aggregate of 27.5% (or 2,750,000 shares) of the issued and outstanding Atlantic Holdings common Stock (on a fully diluted basis, if less than 100% of the 11% Notes are exchanged for the 3% Notes); and

        (e) As soon as reasonably practicable following the consummation of the Transaction, GB Holdings will apply to delist the common stock of GB Holdings from trading on the American Stock Exchange. Also, if 100% of the 11% Notes are exchanged, the Board of Directors of GB Holdings will take the steps necessary to dissolve GB Holdings, satisfy any obligations or liabilities with its assets, and distribute any remaining assets to its stockholders.

ITEM 5. OTHER INFORMATION

(a). During the quarter ended September 30, 2004, the Registrant filed the following reports on form 8-K.

               Date                                     Item(s)
               ----                                     -------

               July 7, 2004                             5 and 7
               July 14, 2004                            5 and 7
               July 23, 2004                            5 and 7
               July 23, 2004                            5
               July 29, 2004                            5 and 7
               September 3, 2004                        3.01 and 9.01

ITEM 6. EXHIBITS

31.1 Chief Executive Officer's Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

32.2 Chief Financial Officer's Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on November 22, 2004.



                                                       GB HOLDINGS, INC.
                                                          Registrant

Date:         November 22, 2004                /s/        Denise Barton
     --------------------------------             -----------------------------
                                                          Denise Barton
                                                     Chief Financial Officer