Form 10-K
period 2004-12-31
GB HOLDINGS INC
filed 2005-04-15
CIK 912926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-15064
GB HOLDINGS, INC.
(Exact name of each Registrant as specified in its charter)

Delaware	75-2502293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Sands Hotel & Casino Indiana Avenue & Brighton Park Atlantic City, New Jersey	08401 (Zip Code)
(Address of principal executive offices)
(609) 441-4633
(Registrant’s telephone number, including area code)
(Not Applicable)
(Former name, former address, and former fiscal year, if changed since last report.)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
GB Holdings, Inc. Common Stock, $.01 par value per share.
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§228.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of the last business day of the registrants’ most recently completed second fiscal quarter, the aggregate market value of GB Holdings, Inc.’s Common Stock held by non-affiliates of the registrant was approximately $4,840,000.
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Registrant	Class	Outstanding at March 30, 2005

GB Holdings, Inc.	Common stock, $.01 par value	10,000,000 shares

GB HOLDINGS, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2004

PART I

Item 1.	Business
      GB Holdings, Inc. (“GB Holdings”) is a Delaware corporation and was a wholly-owned subsidiary of Pratt Casino Corporation (“PCC”) through December 31, 1998. PCC, a Delaware corporation, was incorporated in September 1993 and was wholly-owned by PPI Corporation (“PPI”), a New Jersey corporation and a wholly-owned subsidiary of Greate Bay Casino Corporation (“GBCC”). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in GB Holdings to PBV, Inc. (“PBV”), a newly formed entity controlled by certain stockholders of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in GB Holdings was transferred to Greate Bay Holdings, LLC (“GBLLC”), whose sole member as a result of the same reorganization was PPI. In February 1994, GB Holdings acquired Greate Bay Hotel and Casino, Inc. (“GBHC”), a New Jersey corporation, through a capital contribution by its then parent. From its creation until July 22, 2004, GBHC’s principal business activity was its ownership of The Sands Hotel and Casino located in Atlantic City, New Jersey (“The Sands”). GB Property Funding Corp. (“Property”), a Delaware corporation and a wholly-owned subsidiary of GB Holdings, was incorporated in September 1993 as a special purpose subsidiary of GB Holdings for the purpose of borrowing funds for the benefit of GBHC.
      On January 5, 1998, GB Holdings, and its then existing subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). On August 14, 2000, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Modified Fifth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Official Committee of Unsecured Creditors and High River Limited Partnership and its affiliates (the “Plan”) for GB Holdings and its then existing subsidiaries. High River Limited Partnership (“High River”) is an entity controlled by Carl C. Icahn. On September 13, 2000, the New Jersey Casino Control Commission (the “Commission” or “CCC”) approved the Plan. On September 29, 2000, the Plan became effective (the “Effective Date”). All material conditions precedent to the Plan becoming effective were satisfied on or before September 29, 2000. In addition, as a result of the Confirmation Order and the occurrence of the Effective Date, and in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), GB Holdings has adopted “fresh start reporting” in the preparation of the accompanying consolidated financial statements. GB Holdings’ emergence from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 30, 2000.
      On the Effective Date, Property’s existing debt securities, consisting of its 10 7/8% First Mortgage Notes due January 15, 2004 (the “Old Notes”) and all of GB Holdings’ issued and outstanding shares of common stock owned by PBV and GBLLC (the “Old Common Stock”) were cancelled. As of the Effective Date, an aggregate of 10,000,000 shares of new common stock, par value $.01 per share, of GB Holdings (the “GB Holdings’ Common Stock”) were issued and outstanding, and $110,000,000 of 11% Notes were issued by Property (the “11% Notes”) . Holders of the Old Notes received a distribution of their pro rata shares of (i) the 11% Notes and (ii) 5,375,000 shares of the GB Holdings’ Common Stock (the “Stock Distribution”).
      In October 2003, Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings”), a Delaware corporation and a wholly-owned subsidiary of GBHC was formed. ACE Gaming, LLC (“ACE”), a New Jersey limited liability company and a wholly-owned subsidiary of Atlantic Holdings was formed in November 2003. Atlantic Holdings and ACE were formed in connection with a transaction (the “Transaction”), which included a Consent Solicitation and Offer to Exchange in which holders of $110 million of 11% Notes due 2005 (“11% Notes”), issued by Property, were given the opportunity to exchange such notes, on a dollar for dollar basis, for $110 million of 3% Notes due 2008 (“3% Notes”), issued by Atlantic Holdings. The Transaction was consummated on July 22, 2004, and holders of approximately $66.3 million of 11% Notes exchanged such notes for approximately $66.3 million of 3% Notes. Also on July 22, 2004, in connection with the Consent Solicitation and Offer to Exchange, the indenture governing the 11% Notes was amended to eliminate certain covenants and to release the liens on the collateral securing such notes. The Transaction included, among other things, the transfer of substantially all of the assets of GB Holdings to Atlantic

Holdings. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. Also on July 22, 2004, in connection with the consummation of the Transaction, GBHC and Property merged into GB Holdings with GB Holdings as the surviving entity. Atlantic Holdings and ACE own and operate The Sands and prior to July 22, 2004, Atlantic Holdings and its subsidiary, ACE, had limited operating activities. GB Holdings has no operating activities and it has no income. GB Holdings only significant asset is its investment in Atlantic Holdings.
      In connection with the transfer of the assets and certain liabilities of GB Holdings, including the assets and certain liabilities of GBHC, Atlantic Holdings issued 2,882,938 shares of common stock, par value $.01 per share (the “Atlantic Holdings Common Stock”), of Atlantic Holdings to GBHC which, following the merger of GBHC, became the sole asset of GB Holdings. Substantially all of the assets and liabilities of GB Holdings and GBHC (with the exception of the remaining 11% Notes and accrued interest thereon, the Atlantic Holdings Common Stock, and the related pro rata share of deferred financing costs) were transferred to Atlantic Holdings or ACE. As part of the Transaction, an aggregate of 10,000,000 warrants issued by Atlantic Holdings, were distributed on a pro rata basis to the stockholders of GB Holdings upon the consummation of the Transaction. Such Warrants allow the holders to purchase from Atlantic Holdings, at an exercise price of $.01 per share, an aggregate of 2,750,000 shares of Atlantic Holdings Common Stock and are only exercisable following the earlier of (a) either the 3% Notes being paid in cash or upon conversion, in whole or in part, into Atlantic Holdings Common Stock, (b) payment in full of the outstanding principal of the 11% Notes exchanged, or (c) a determination by a majority of the board of directors of Atlantic Holdings (including at least one independent director of Atlantic Holdings) that the Warrants may be exercised. The Sands’ New Jersey gaming license was transferred to ACE in accordance with the approval of the New Jersey Casino Control Commission.
      GB Holdings owns 2,882,938 shares of Atlantic Holdings Common Stock, which, on a non-diluted basis, represents 100% of the outstanding Atlantic Holdings Common Stock. At the election of the holders of a majority of the aggregate principal amount of the 3% Notes outstanding, which they may exercise at any time in their sole discretion, such Notes are convertible into 4,367,062 shares of Atlantic Holdings Common Stock. Also, as set forth above, if such holders so elect, the Warrants will become exercisable for 2,750,000 shares of Atlantic Holdings Common Stock. Currently, affiliates of Mr. Icahn own approximately 96% of the 3% Notes and have the ability, which they may exercise prior to the maturity of the 11% Notes or at any other time in their sole discretion, to determine when and whether the 3% Notes will be paid in or convertible into Atlantic Holdings Common Stock at, or prior to, maturity thereby making the Warrants exercisable. If the 3% Notes are converted into Atlantic Holdings Common Stock and if the Warrants are exercised, GB Holdings will own 28.8% of the Atlantic Holdings Common Stock and affiliates of Carl Icahn will beneficially own approximately 63.4% of the Atlantic Holdings Common Stock (without giving effect to the affiliates of Mr. Icahn’s interest in Atlantic Holdings Common Stock which is owned by GB Holdings). Affiliates of Carl Icahn currently own approximately 77.5% of GB Holdings’ Common Stock.
      The consolidated financial statements included in Item 8 include the accounts and operations of GB Holdings and its subsidiaries (GB Holdings, Atlantic Holdings and ACE collectively, the “Company” and also Property and GBHC until July 22, 2004). All references herein to the Company and GB Holdings are on a consolidated basis and all operating assets, including cash, are owned by GB Holdings’ subsidiaries, Atlantic Holdings and ACE, and GB Holdings’ sole asset is 2,882,938 shares of Atlantic Holdings Common Stock. All significant intercompany balances and transactions have been eliminated. Throughout this document, references to Notes are referring to the Notes to Consolidated Financial Statements contained herein.
      GB Holdings and Property listed the GB Holdings’ Common Stock and 11% Notes, respectively, on the American Stock Exchange (“AMEX”) on March 27, 2001. On January 13, 2004, the Securities and Exchange Commission (“SEC”) granted GB Holdings application to delist the 11% Notes from trading on the AMEX. On January 14, 2004, AMEX halted trading on the 11% Notes and on February 2, 2004 trading resumed. On April 12, 2004, the SEC granted GB Holdings application to delist the 11% Notes from trading on the AMEX. On April 19, 2004 the AMEX delisted the 11% Notes. On September 2, 2004, the Securities and Exchange Commission granted GB Holdings application to delist the GB Holdings’ Common Stock from trading on the AMEX effective at the opening of business on September 3, 2004. On September 4, 2004, the AMEX delisted the GB Holdings’ Common Stock. See “Item 7. — Risk Factors — GB Holdings may seek to de-register the GB Holdings’ Common Stock.”
      The Company primarily generates revenues from gaming operations in its Atlantic City facility. Although the Company’s other business activities including rooms, entertainment, retail store and food and beverage operations also generate revenues, which are nominal in comparison to the casino operations. The non-casino operations primarily support the casino operation by providing complimentary goods and services to deserving casino customers. The Company competes in a capital intensive industry that requires continual reinvestment in its facility and technology. Please refer to the consolidated financial statements included in Item 8 of this Form 10-K for further information on revenues from these operations.
The Sands
      For a description of The Sands’ facilities, please refer to “Item 2. — Properties.”
      The Sands has segregated its gaming customers into three broad segments:

•	The Premium Segment — Those customers who have a high potential loss per trip. This segment has the lowest profit margin percentage per customer.

•	The Middle Segment — Those customers who have a high repeat trip frequency along with a potential loss per trip that equates to a high annual potential loss per customer.

•	The Mass Segment — Those customers who have a low casino loyalty and a low potential loss per trip. This category has the highest profit margin percentage per customer.
      Business Strategy. Traditionally, The Sands’ marketing strategy in the highly competitive Atlantic City market has consisted of seeking premium category patrons. In the past, The Sands has been successful in its marketing efforts towards these premium patrons through its offering of private, limited-access facilities, related amenities and use of information technology to monitor patron play, control certain casino operating costs and target marketing efforts toward frequent visitors with above average gaming budgets. While The Sands strived to maintain market share within this category, competition within the industry for the premium category (both table and slot) reduced The Sands ability to retain or attract this type of player on a profitable basis.
      In the second quarter of 2002, The Sands changed its marketing strategy to reduce its focus on the lower profit margin premium table games and slot business segments and focus almost exclusively on the mass slot machine segment. In the process The Sands reduced the number of table games from 69 to 26 and increased its number of slot machines by 400. Towards the end of 2002, it had become apparent that the gain in slot machine revenue could not offset the loss of table game revenue. In addition, the volume required from the mass slot player segment, to make up the loss of the middle to premium slot player segments, could not be accommodated in a property with the physical constraints of The Sands. Subsequent review of marketing data revealed that the loss in table game play had a direct effect on the loss in some slot machine play, as many slot patrons who frequented The Sands with family and friends were forced to patronize competitors to find the variety of gaming experience they desired. As a result, by the end of the fourth quarter of 2002, The Sands had redirected its marketing strategy to focus more on the middle to premium categories of slot players and try to recapture the table game segment. The Company continues to direct its marketing strategy to both the middle and premium slot and table game segments and is aggressively focused on the recovery of inactive players, those specific players who have had prior play at The Sands and are not current customers, and the acquisition of new players with a strong program to generate repeat visits. There will be a significant emphasis to grow the player database through an aggressive attraction program and the redistribution of events, entertainment and promotion expenditures to target the defined customer segments.
      The Company has recognized that The “Sands” name has a strong brand recognition and a rich heritage in gaming that went back to the original property in Las Vegas, Nevada, of the 1950’s. Beginning in 2003, the

Company began to leverage the heritage of The Sands and promote the property as a boutique casino hotel that provides outstanding value and service that exceeds expectations. The tagline “The Players Place,” was developed and encapsulates the benefits of playing slots and tables, as well as communicating the promise that we provide personalized service to our players in an intimate atmosphere offering outstanding gaming odds, highest table game limits, more liberal player rewards towards the avid customer and unparalleled, personal boutique service.
      During the prior three years, The Sands has continued to invest in improvements and upgrades to the casino hotel complex that support this theme. These improvements included new slot machines, renovations to the first floor casino, the showroom, two private lounges for casino guests and hotel room and suite renovations to both The Sands and the Madison House Hotel (see “Item 2. — Properties”).
      The first floor casino renovation included the addition of a high limit pit and Swingers lounge was constructed in the center of the casino to provide a multi-faceted state-of-the-art entertainment experience. The Swingers lounge includes bartop slot machines and is staffed by “Flair Bartenders” (part mixologist, part performance artist). In addition, further renovations to the bus lobby entrance, the promotions center and the Platinum Club improved the customer experience by providing easier access to facilities. The slot product has continually been upgraded including converting a majority of all slot machines to ticket-in/ticket-out technology. These slots accept paper cash, coin or coupons and allow the player an option to return winnings or cash-outs in the form of redeemable tickets.
      This technology has gained customer acceptance at competitors and management believes it will enhance profitability by reducing labor intensive slot transactions while providing greater customer service and more uninterrupted player time on machines.
      The Sands uses a player tracking system to record and rate patrons’ play through the use of identification cards, which it issues to patrons (“casino players’ cards”). All Sands’ slot machines are connected with, and information with respect to table games activity can be input into, a computer network. When patrons insert their casino players’ card into slot machines or present them to supervisors at table games, meaningful information, including amounts wagered and duration of play, is transmitted in real-time to a casino management database. The information contained in the database facilitates the implementation of targeted and cost effective marketing programs, which appropriately recognize and reward patrons during current and future visits to The Sands. Certain of these marketing programs allow patrons to obtain complimentaries based on levels of play. Such complimentaries include free meals, hotel accommodations, entertainment, retail merchandise, parking, and sweepstakes giveaways. Management believes that its ability to reward its customers on a “same-visit” basis is valuable in encouraging the loyalty of repeat visits. The computer systems also allow The Sands to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs.
      Management primarily focuses its marketing efforts on patrons who have been identified by its casino management computer system as profitable patrons. Management believes that its philosophy of encouraging participation in its casino players’ card program, using the information obtained thereby to identify the relative playing patterns of patrons and tailoring specific marketing programs and property amenities to this market category enhances profitability of The Sands.
      The Sands also markets to the mass casino patron market through various forms of direct and indirect advertising, and group and bus tour programs. Once new patrons are introduced to The Sands’ players’ card program, management uses its information technology capabilities to directly market to these patrons to encourage repeat patronage.
      Competition. The Sands faces intense competition from the eleven other Atlantic City casinos, including the Borgata which opened in July 2003. According to reports of the Commission the twelve Atlantic City casinos currently offer approximately 1.4 million square feet of gaming space.
      On July 3, 2003, The Borgata, a joint venture of Boyd Gaming Corporation and MGM Mirage, opened in the marina district of Atlantic City. The Borgata features a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. This project represents a significant increase to capacity in the market. In addition, other of the Company’s competitors in Atlantic City have recently completed expansions of their hotels or have announced expansion projects. For example, Resorts Casino opened a 399-room hotel tower addition in July 2004 and the Tropicana Atlantic City has completed a significant expansion which included a 502-room hotel tower, a 25-room conference center, a 2,400 space parking garage, an expanded casino floor and a 200,000 square foot themed shopping, dining and entertainment complex called The Quarter. During 2003, Showboat Atlantic City opened a new 544-room hotel tower and expanded its gaming space to 101,000 square feet and increased its slot machines to 3,972 and has recently announced an expansion and affiliation with House of Blues. The business of the Company may be adversely impacted (i) by the additional gaming and room capacity generated by this increased competition in Atlantic City and/or (ii) by other projects not yet announced in New Jersey or in other markets (e.g., Pennsylvania, New York and Maryland). Accordingly, the existing and future competing forces could have a materially adverse impact on the operations of The Sands.
      After the announced acquisition of Caesars Entertainment Corp. by Harrahs Entertainment, Inc. and the related divestiture of the Atlantic City Hilton, of the twelve Atlantic City casinos, Harrahs Entertainment will control four casinos and Colony Capital will control two. Harrahs Entertainment will also control the so-called Traymore site located between the boardwalk and The Sands and has acquired a property contiguous to The Sands’ parking garage that formerly contained the Continental Motel property. The Trump Organization controls three of the twelve Atlantic City casinos. The gaming industry is highly competitive and the Company’s competitors may have greater resources than the Company. If other properties operate more successfully, if existing properties are enhanced or expanded, or if additional hotels and casinos are established in and around the location in which the Company conducts business, the Company may lose market share. In particular, expansion of gaming in or near the geographic area from which the Company attracts or expects to attract a significant number of customers could have a significant adverse effect on the Company’s business, financial condition and results of operations. The Sands competes, and will in the future compete, with all forms of existing legalized gaming and with any new forms of gaming that may be legalized in the future. Additionally, the Company faces competition from all other types of entertainment.
      The Casino Reinvestment Development Authority (“CRDA”) is a governmental agency that administers the statutorily mandated investments required to be funded by casino licensees. Legislation enacted during 1993 and 1996 allocated an aggregate of $175 million of CRDA funds and credits to subsidize and encourage the construction of additional hotel rooms by Atlantic City casino licensees. Competitors of The Sands that have the financial resources to construct hotel rooms can take advantage of such credits more readily than The Sands. The Sands has an approved hotel expansion program with the CRDA and a retail entertainment development project. Plans have been announced by other casino operators to complete expansions within the required subsidy period. The expansion of existing gaming facilities and the addition of new casinos will continue to increase competition within the Atlantic City market.
      In April 2004, the casino industry, the CRDA and the New Jersey Sports and Exposition Authority agreed to a plan regarding New Jersey video lottery terminals (“VLTs”). Under the plan, casinos will pay a total of $96 million over a period of four years, of which $10 million will fund, through project grants, North Jersey CRDA projects and $86 million will be paid to the New Jersey Sports and Exposition Authority who will then subsidize certain New Jersey horse tracks to increase purses and attract higher-quality races that would allow them to compete with horse tracks in neighboring states. In return, the race tracks and New Jersey have committed to postpone any attempts to install VLTs for at least four years. $52 million of the $86 million would be donated by the CRDA from the casinos’ North Jersey obligations and $34 million would be paid by the casinos directly. It is currently estimated that The Sands’ current CRDA deposits for North Jersey projects are sufficient to fund The Sands’ proportionate obligations with respect to the $10 million and $52 million commitments. The Sands’ proportionate obligation with respect to the $34 million commitment is estimated to be approximately $1.3 million payable over a four year period. The Sands’ proportionate obligation with respect to the combined $10 million and $52 million commitment is estimated to be approximately $2.5 million payable over a four year period.
      On March 1, 2005, the Acting Governor of the State of New Jersey proposed a state budget for the 2005-2006 fiscal year which includes as a revenue source the proceeds from installation and operation of 1,500 to 2,000 VLTs at the Meadowlands Racetrack in East Rutherford, New Jersey. This location in Northern New Jersey would be in direct competition for gamblers who now frequent the Atlantic City casinos. At this time, there is no certainty that the Legislature of New Jersey will enact the necessary legislation to permit the installation and operation of these VLTs.
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
      The New York law had also permitted the installation of VLTs at five racetracks situated across the State of New York. In the July 2004 ruling, the Appellate Division ruled that a portion of the law was unconstitutional because it required a portion of the VLTs revenues to go to horse-racing, breeding funds and track purses. It is anticipated that ruling will be appealed.
      The Pennsylvania legislature passed and the governor signed a bill in July 2004 that will allow for up to 61,000 slot machines state wide in up to 14 different locations, seven or eight of which would be racetracks plus four or five slot parlors in Philadelphia and Pittsburgh and two small resorts.
      Maryland is among the other states contemplating some form of gaming legislation. Maryland’s proposed legislation would authorize VLTs at some of Maryland’s racing facilities. The Maryland Legislature did not enact any legalized gaming legislation during their 2004 legislative sessions.
      In this highly competitive environment, each property’s relative success is affected by a great many factors that relate to its location and facilities. These include the number of parking spaces and hotel rooms it possesses, close proximity to Pacific Avenue, the Boardwalk and to other casino/hotels and access to the main expressway entering Atlantic City. During 2003, the Pacific Avenue front entrance was redesigned and refurbished as an exclusive entrance for Sands bus patrons, complete with a new and expanded bus waiting lounge. Also during 2003, the porte cochere was renovated and expanded in order to make The Sands more easily accessible to the drive-in customer. In 2004, the Company renovated an entire floor of standard rooms into suites providing a competitive resource to attract and retain customers in the Middle and Premium Segments. The Company continued to invest in its slot product by purchasing new slot machines, most of which included ticket-in/ticket-out technology. The ticket-in/ticket-out slot machines are less labor intensive in operation than traditional slot machines.
      Industry Developments. On July 1, 2003, the State of New Jersey amended the NJCCA to impose various tax increases on Atlantic City casinos, including The Sands. Among other things, the amendments to the NJCCA include the following new tax provisions: (i) a new 4.25% tax on casino complimentaries, with proceeds deposited to the Casino Revenue Fund; (ii) an 8% tax on casino service industry multi-casino progressive slot machine revenue, with the proceeds deposited to the Casino Revenue Fund; (iii) a 7.5% tax on adjusted net income of licensed casinos (the “Casino Net Income Tax) in State fiscal years 2004 through 2006, with the proceeds deposited to the Casino Revenue Fund; (iv) a fee of $3.00 per day on each hotel room in a casino hotel facility that is occupied by a guest, for consideration or as a complimentary item, with the proceeds deposited into the Casino Revenue Fund in State fiscal years 2004 through 2006, and beginning in State fiscal year 2007, $2.00 of the fee deposited into the Casino Revenue Fund and $1.00 to be transferred to the Casino Reinvestment Development Authority (“CRDA”); (v) an increase of the minimum casino hotel parking fee from $1.50 to $3.00, with $1.50 of the fee to be deposited into the Casino Revenue Fund in State fiscal years 2004 through 2006, and beginning in State fiscal year 2007, $0.50 to be deposited into the Casino Revenue Fund and $1.00 to be transferred to the CRDA for its purposes pursuant to law, and for use by the CRDA to post a bond for $30 million for deposit into the Casino Capital Construction Fund, which was also created by the July 1, 2003 Act; and (vi) the elimination of the deduction from casino licensee calculation of gross revenue for uncollectible gaming debt. These changes to the NJCCA, and the new taxes imposed on The

Sands and other Atlantic City casinos, will reduce the Company’s profitability. For the year ended December 31, 2004, these new and increased taxes have cost The Sands approximately $1.9 million annually in additional net expenses.
      Slot machines continue to be more popular than table games particularly with frequent patrons and with recreational and other casual visitors. Casino operators have been catering increasingly to slot patrons through new forms of promotions and incentives such as slot machines that are linked among the various casinos enabling the pay out of large pooled jackpots, and through more attractive and entertaining gaming machines with secondary jackpots. Various competitors have committed efforts to provide ticket-in/ticket-out technology in their slot product, which appears to be an industry trend for the future. Slot machines generally produce higher margins and profitability than table games because they require less labor and have lower operating costs. As a result, slot machine revenue growth has outpaced table game revenue growth in recent years. In 2004, according to Commission filings, slot win accounted for approximately 73.8% of total Atlantic City gaming win. However, table games remain important to a select category of gaming patrons and industry table game drop has shown two consecutive years of growth in 2004 and 2003 after three straight years of decline. Management believes the availability of table games provides a varied gaming experience that benefits both slot and table game revenues.
      Casino Credit. Casino operations are conducted on both a credit and a cash basis. Patron gaming debts incurred in accordance with the NJCCA are enforceable under New Jersey law. For the year ended December 31, 2004, gaming credit extended to The Sands’ table game patrons accounted for approximately 21.8% of overall table game wagering, and table game wagering accounted for approximately 12.1% of overall casino wagering during the period. At December 31, 2004, gaming receivables amounted to $7.8 million before an allowance for uncollectible gaming receivables of $3.5 million. Management believes that such allowance is adequate.
      Seasonality. Historically, The Sands’ operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the first and fourth quarters are traditionally less profitable than the other quarters of the fiscal year. Such seasonality and fluctuations may materially affect casino revenues and profitability.
      Environmental Matters. We are subject to various federal, state and local laws, ordinances and regulations that (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water or (2) may impose liability for the costs of cleaning up and certain damages resulting from sites of past spills, disposals or other releases of hazardous or toxic substances or wastes. We endeavor to maintain compliance with environmental laws, but from time to time, current or historical operations on, or adjacent to, our property may have resulted or may result in noncompliance or liability for cleanup pursuant to environmental laws. In that regard, we may incur costs for cleaning up contamination relating to historical uses of certain of our properties.
      License Agreement. The Company’s rights to the trade name “The Sands” (the “Trade Name”) were derived from a license agreement with an unaffiliated third party. Amounts payable by the Company for these rights were equal to the amounts paid to the unaffiliated third party. On September 29, 2000, High River Limited Partnership (“High River”) assigned the Company the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of September 29, 2000 through May 19, 2086, subject to termination rights for a fee after a certain minimum term. High River is an entity controlled by Carl C. Icahn. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. On or about July 14, 2004, the Company entered into a license agreement with the Las Vegas Sands, Inc., for the use of the trade name “Sands” through May 19, 2086, subject to termination rights for a fee after a certain minimum term. This new license agreement superseded and replaced the above-mentioned trade name rights assigned to the Company by High River. In connection with the Transaction discussed above, the July 14, 2004 license agreement was assigned to ACE as of July 22, 2004. The payments made to the licensor in connection with the trade name amounts to $259,000, $263,000 and $272,000, respectively, for the years ended December 31, 2004, 2003 and 2002.

      Employees and Labor Relations. In Atlantic City, all employees, except certain hotel employees, must be licensed under the NJCAA. Due to the seasonality of the operations of The Sands, the number of employees varies during the course of the year. At December 31, 2004, The Sands had approximately 1,938 employees. The Sands has collective bargaining agreements with three unions that represent approximately 804 employees. Management considers its labor relations to be good.
Available Information
      We file annual and quarterly reports and other information with the Securities and Exchange Commission. You may read and copy any document that we file at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call 1-800-SEC-0300 for further information on the operation of the Public Reference Room. Reports and other information regarding issuers, including us, that file electronically with the Securities and Exchange Commission are also available to the public from the Securities and Exchange Commission’s Web site at http://www.sec.gov.
Casino Regulation
      Casino gaming is strictly regulated in Atlantic City under the NJCCA and the regulations of the Commission, which affect virtually all aspects of the operations of The Sands. The NJCCA and regulations affecting Atlantic City casino licensees concern primarily the financial stability, integrity and character of casino operators, their employees, their debt and equity security holders and others financially interested in casino operations; the nature of casino/hotel facilities; the operation methods (including rules of games and credit granting procedures); and financial and accounting practices used in connection with casino operations. A number of these regulations require practices that are different from those in casinos in Nevada and elsewhere, and some of these regulations result in casino operating costs greater than those in comparable facilities in Nevada and elsewhere.
      Casino Licenses. The NJCCA requires that all casino owners and management contractors be licensed by the Commission and that all employees (except for certain non-casino related job positions), major shareholders and other persons or entities financially interested in the casino operation be either licensed or approved by the Commission. A license is not transferable and may be revoked or suspended under certain circumstances by the Commission. A plenary license authorizes the operation of a casino with the games authorized in an operation certificate issued by the Commission, and the operation certificate may be issued only on a finding that the casino conforms to the requirements of the NJCCA and applicable regulations and that the casino is prepared to entertain the public. Under such determination, ACE has been issued a plenary casino license. The plenary license issued to The Sands was renewed by the Commission in September 2004 for a period of four years.
      In order to renew the license for The Sands, the Commission determined that Atlantic Holdings and ACE are financially stable. In order to be found “financially stable” under the NJCCA, Atlantic Holdings and ACE must demonstrate, among other things, their ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, a timely renewal application of the casino license for a four year term was filed. The CCC approved the casino license renewal application for a four year term on September 29, 2004 with certain conditions, including monthly written reports on the status of the 11% Notes, and a definitive plan by GB Holdings to address the maturity of the 11% Notes to be submitted no later than August 1, 2005 as well as other standard industry reporting requirements.
      The NJCCA provides for a casino license fee of not less than $200,000 based upon the cost of the investigation and consideration of the license application, and a renewal fee of not less than $100,000 or $200,000 for a one year or four year renewal, respectively, based upon the cost of maintaining control and regulatory activities. In addition, a licensee must pay annual taxes of 8% of casino win (as defined in the NJCCA).
      The NJCCA also requires casino licensees to pay an investment alternative tax of 2.5% of Gross Revenue (the “2.5% Tax”) or, in lieu thereof, to make quarterly deposits of 1.25% of quarterly Gross Revenue with the

CRDA (the “Deposits”). The Deposits are then used to purchase bonds at below-market interest rates from the CRDA or to make qualified investments approved by the CRDA. The CRDA administers the statutorily mandated investments required to be funded by casino licensees and is required to expend the monies received by it for eligible projects as defined in the NJCCA. The Sands has elected to make the Deposits with the CRDA rather than pay the 2.5% Tax.
      The NJCCA also imposes certain restrictions upon the ownership of securities issued by a corporation that holds a casino license or is a holding company of a corporate licensee. Among other restrictions, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporate licensee or holding company is subject to the regulation of the Commission. The Commission may require divestiture of any security held by a disqualified holder such as an officer, director or controlling stockholder who is required to be qualified under the NJCCA.
      Note holders are also subject to the qualification provisions of the NJCCA and may, in the sole discretion of the Commission, be required to make filings, submit to regulatory proceedings and qualify under the NJCCA. If an investor is an “Institutional Investor” such as a retirement fund for governmental employees, a registered investment company or adviser, a collective investment trust, or an insurance company, then, in the absence of a prima facie showing by the New Jersey Division of Gaming Enforcement that the “Institutional Investor” may be found unqualified, the Commission shall grant a waiver of this qualification requirement with respect to publicly traded debt or equity securities of parent companies or affiliates if the investor will own (i) less than 10% of the common stock of the company in question on a fully diluted basis, or (ii) less than 20% of such company’s overall indebtedness provided the investor owns less than 50% of an outstanding issue of indebtedness of such company; the Commission, upon a showing of good cause, may, in its sole discretion, grant a waiver of qualification to an “Institutional Investor” not satisfying the above percentage criteria. An “Institutional Investor” must also purchase securities for investment and have no intent to influence the management or operations of such company. The Commission may, in its sole discretion, grant a waiver of the qualification requirement to investors not qualifying as “Institutional Investors” under the NJCCA if such investors will own less than 5% of the publicly traded common stock of such company on a fully diluted basis or less than 15% of the publicly traded outstanding indebtedness of such company.

Item 2.	Properties
      The Sands is located in Atlantic City, New Jersey on approximately 6.1 acres of land one-half block from the Boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands’ facility currently consists of a casino and simulcasting facility with approximately 78,000 square feet of gaming space containing approximately 2,205 slot machines and approximately 73 table games; 2 hotels (see discussion on the Madison House Hotel immediately below) with an overall total of 620 rooms (including 187 suites); five restaurants; two cocktail lounges; two private lounges for invited guests; an 800-seat cabaret theater; retail space; an adjacent nine-story office building with approximately 77,000 square feet of office space for its executive, financial and administrative personnel; the “People Mover”, an elevated, enclosed, one-way moving sidewalk connecting The Sands to the Boardwalk using air rights granted by an easement from the City of Atlantic City and a garage and surface parking for approximately 1,684 vehicles.
      The Sands entered into a long-term lease of the Madison House Hotel. The initial lease period is from December 2000 to December 2012 with lease payments ranging from $1.8 million per year to $2.2 million per year. The Madison House is physically connected at two floors to the existing Sands casino-hotel complex. The Sands completed renovations in 2002 to upgrade and combine the rooms of the Madison House into a total of 113 suites and 13 single rooms. It is the intention of The Sands to maintain and operate the Madison House at the same quality level as The Sands.
      With the exception of the land over which the People Mover is constructed and the Madison House Hotel land, the Company owns the land and improvements comprising The Sands’ facility. The Company owns and operates the casino, the hotel, all of the restaurants, the cocktail lounge, the private lounges, the theatre and a retail gift shop. In addition, the Company has licensed certain space within the hotel building to unrelated third parties who operate a beauty shop, a peanut shop, a game room and a coffee stand.

Item 3.	Legal Proceedings
      We are, from time to time, parties to various legal proceedings arising out of our businesses. We believe, however, that other than the proceedings discussed below, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business, financial conditions, results of operations or liquidity.
      Tax appeals on behalf of ACE and the City of Atlantic City challenging the amount of ACE’s real property assessments for tax years 1996 through 2003 are pending before the NJ Tax Court.
      By letter dated January 23, 2004, Sheffield Enterprises, Inc. asserted potential claims against the Company under the Lanham Act for permitting a show entitled The Main Event, to run at The Sands during 2001. Sheffield also asserts certain copyright infringement claims growing out of the Main Event performances. This matter was concluded by a confidential settlement entered in to by the parties in January 2005. Under the settlement, the Company was fully indemnified by Main Event’s insurer for the amount of the stipulated damages. The Company was responsible for payment of its own legal fees, which were not material.

Item 4.	Submission of Matters to a Vote of Security Holders
      During the fourth quarter of 2004, the Company did not submit any matter to a stockholder vote.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Security Holder Matters
      GB Holdings’ voting securities consist of an aggregate of 10,000,000 shares of common stock with a par value of .01 per share. As of March 28, 2005 there were 9 record holders of GB Holdings’ Common Stock.
      In July 2004, our board of directors set July 23, 2004, as the payment date for the distribution (the “Distribution”), on a pro rata basis, to the stockholders of record of the Company on July 22, 2004 (the “Record Date”), of 10,000,000 warrants issued by Atlantic Holdings, which under certain conditions will allow the holders to purchase from Atlantic Holdings, an aggregate of 2,750,000 shares of Atlantic Holdings Common Stock, at a purchase price of $.01 per share, representing 27.5% of the outstanding common stock of Atlantic Holdings, on a fully diluted basis, which is equivalent to a dividend of 1 warrant to purchase .275 shares of common stock of Atlantic Holdings for every 1 share of common stock of the Company. The Company has no plans to pay any other dividend in the future.
      The GB Holdings’ Common Stock was listed and commenced trading on the AMEX on March 27, 2002. To the Company’s knowledge, other than certain of the shares of GB Holdings’ Common Stock owned by affiliates of Carl Icahn (77.5%), and Robino Stortini Holdings, LLC (16.1%), substantially all of the shares of the GB Holdings’ Common Stock are held by Cede & Co. as nominee.
      On September 2, 2004, the Securities and Exchange Commission granted GB Holdings application to delist the GB Holdings’ Common Stock from trading on the AMEX effective at the opening of business on September 3, 2004. On September 4, 2004, the AMEX delisted the GB Holdings’ Common Stock.
      As of March 30, 2005, GB Holdings had 9 record holders and because GB Holdings has less than 300 record holders of common stock, GB Holdings may de-register the GB Holdings’ Common Stock. See “RISK FACTORS — The Company may seek to de-register the GB Holdings’ Common Stock”.
      GB Holdings’ Common Stock is quoted on the NASD over-the-counter electronic bulletin board under the symbol “GBHD.PK”. The quotations reflect inter-dealer prices and may not represent actual transactions.
      The range of high and low market prices for GB Holdings’ Common Stock from January 1, 2003 through September 4, 2004, the date of delisting from AMEX, and of our high and low quotations from September 5, 2004 through December 31, 2004, is as follows:

Quarter Ended:	High	Low

March 31, 2003	$2.98	$2.45
June 30, 2003	$6.20	$2.66
September 30, 2003	$6.00	$2.56
December 31, 2003	$3.70	$2.41
March 31, 2004	$3.10	$2.30
June 30, 2004	$2.41	$1.87
July 1, 2004 through September 4, 2004	$3.09	$1.00

	Bid Quotations

	High	Low

September 5, 2004 through September 30, 2004	$2.50	$1.05
December 31, 2004	$3.85	$1.80

Item 6.	Selected Financial Data
      The following table summarizes certain selected historical consolidated financial data of GB Holdings, and is qualified in its entirety by, and should be read in conjunction with, GB Holdings’ Consolidated Financial Statements and related Notes thereto contained elsewhere herein. The data as of December 31, 2004, 2003, 2002, 2001 and 2000 and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from the audited consolidated financial statements of GB Holdings at those dates and for those periods.
      All references herein to the Company and GB Holdings are on a consolidated basis and all operating assets, including cash, are owned by GB Holdings’ subsidiaries, Atlantic Holdings and ACE, and GB Holdings’ sole asset is 2,882,938 shares of Atlantic Holdings Common Stock.
      The Company implemented Statement of Position No. 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and, therefore, adopted “fresh start reporting” as of September 30, 2000. The Company’s emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 30, 2000. Accordingly, the Company’s consolidated financial statements for periods prior to September 30, 2000 are not comparable to consolidated financial statements presented on or subsequent to September 30, 2000. Column headings have been included on the accompanying Consolidated Statement of Operations Data to distinguish between the pre-reorganization and post-reorganization entities.

GB HOLDINGS, INC. AND SUBSIDIARIES
(Dollars in thousands, except share data)

Pre-
Post-Reorganization	Reorganization

10/01/00	01/01/00
Year Ended	Year Ended	Year Ended	Year Ended	through	through
12/31/04	12/31/03	12/31/02	12/31/01	12/31/00	09/30/00

Statements of Operations Data:
Total Revenues	$194,389	$191,683	$213,273	$237,463	$47,910	$168,634
Promotional Allowances	(23,146)	(23,934)	(23,356)	(29,298)	(7,099)	(20,922)

Net revenues	171,243	167,749	189,917	208,165	40,811	147,712

Expenses:
Departmental	153,087	155,122	169,046	189,393	41,702	124,897
Depreciation and amortization	14,898	14,123	13,292	10,511	2,756	8,561
Provision for obligatory investments	1,165	1,434	1,521	1,238	1,068	853
Loss on impairment of assets	—	—	1,282	—	—	—
Loss on disposal of fixed assets	152	28	185	20	11	10

Total Expenses	169,302	170,707	185,326	201,162	45,537	134,321

Income (loss) from operations	1,941	(2,958)	4,591	7,003	(4,726)	13,391

Non-operating income (expense):
Interest income	422	627	1,067	2,671	1,338	518
Interest expense	(11,115)	(12,581)	(12,195)	(11,453)	(3,143)	(366)
Debt restructuring costs	(3,084)	(1,843)	—	—	—	—
Reorganization costs	—	—	—	—	34	(2,807)
Gain on prepetition debt discharge	—	—	—	—	—	14,795

Total non-operating expense, net	(13,777)	(13,797)	(11,128)	(8,782)	(1,771)	12,140

(Loss) income before income taxes	(11,836)	(16,755)	(6,537)	(1,779)	(6,497)	25,531
Income tax provision	(986)	(958)	(784)	(55)	—	—

Net (loss) income	$(12,822)	$(17,713)	$(7,321)	$(1,834)	$(6,497)	$25,531

Basic/diluted (loss) income per common share:	$(1.28)	$(1.77)	$(0.73)	$(0.18)	$(0.65)	$2.55	(1)

Weighted average common shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000	10,000,000	10,000,000
Other Data:
Capital Expenditures	$17,378	$12,825	$14,058	$23,095	$2,934	$14,422
Ratio of earnings to fixed charges(3)	0.0	x	(0.2	)x	0.5	x	0.9	x	5.9	x(2)
Deficiency of less than one-to-one ratio	$11,483	$16,452	$6,300	$1,779	$—

	As of	As of	As of	As of	As of
	12/31/04	12/31/03	12/31/02	12/31/01	12/31/00

Balance Sheet Data:
Total assets	$216,958	$227,563	$244,712	$255,922	$264,247
Total current capital leases	248	—	—	—	—
Total current portion long-term debt	43,741	—	—	—	—
Total non-current capital leases	432	—	—	—	—
Total long-term debt	66,259	110,000	110,000	110,371	110,838
Shareholder’s equity	35,226	91,635	109,348	116,669	118,503

(1)	Income (loss) per share information is presented on a pro forma basis for periods presented prior to the September 30, 2000.

(2)	Includes $14,795 of gain on pre-petition debt discharge and is presented for combined full year 2000.

(3)	For purposes of calculating this ratio, earnings consist of the sum of (a) pretax income, (b) fixed charges and (c) amortization of capitalized interest, less the sum of interest capitalized. Fixed charges consists of (a) interest expensed and capitalized, (b) amortized premiums, discounts and capitalized expenses related to indebtedness, and (c) our estimate of the interest within rental expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of GB Holdings, Inc. (“GB Holdings”), Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings”) and ACE Gaming LLC (“ACE”) and collectively with GB Holdings and Atlantic Holdings the “Company”. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Such risks and uncertainties are beyond management’s ability to control and, in many cases, cannot be predicted by management. When used in this Annual Report on Form 10-K, the words “believes”, “estimates”, “anticipates”, “expects”, “intends” and similar expressions as they relate to GB Holdings, Atlantic Holdings, ACE or its management are intended to identify forward-looking statements (see “Private Securities Litigation Reform Act” below). All references herein to the Company and GB Holdings are on a consolidated basis and all operating assets, including cash, are owned by GB Holdings’ subsidiaries, Atlantic Holdings and ACE, and GB Holdings’ sole asset is 2,882,938 shares of Atlantic Holdings Common Stock.
Overview
      GB Holdings is a Delaware corporation. In February 1994, GB Holdings acquired Greate Bay Hotel and Casino, Inc. (“GBHC”), through a capital contribution by its then parent. GBHC’s principal business activity was its ownership of The Sands Hotel and Casino in Atlantic City (“The Sands”). Until July 22, 2004, GBHC was the owner and operator of The Sands. Atlantic Holdings is a Delaware corporation and was a wholly-owned subsidiary of GBHC which was a wholly-owned subsidiary of GB Holdings and was formed in October 2003. ACE a New Jersey limited liability company and a wholly-owned subsidiary of Atlantic Holdings was formed in November 2003. Atlantic Holdings and ACE were formed in connection with a transaction (the “Transaction”), which included the Consent Solicitation and Offer to Exchange in which holders of $110 million of 11% Notes due 2005 (the “11% Notes”), issued by GB Property Funding Corp. (“Property”), a wholly-owned subsidiary of GB Holdings, were given the opportunity to exchange such notes, on a dollar for dollar basis, for $110 million of 3% Notes due 2008 (the “3% Notes”), issued by Atlantic Holdings. The Transaction and the Consent Solicitation and Offer to Exchange were consummated on July 22, 2004, and holders of approximately $66.3 million of 11% Notes exchanged such notes for approximately $66.3 million of 3% Notes. Also on July 22, 2004, in connection with a Consent Solicitation and Offer to Exchange, the indenture governing the 11% Notes was amended to eliminate certain covenants and to release the liens on the collateral securing such Notes. The Transaction included, among other things, the transfer of substantially all of the assets of GB Holdings to Atlantic Holdings. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The 3% Notes, are guaranteed by ACE. Atlantic Holdings and its subsidiary, ACE, had limited operating activities prior to July 22, 2004. Also on July 22, 2004, in connection with the consummation of the Transaction and the Consent Solicitation and Offer to Exchange, Property and GBHC, merged into GB Holdings, with GB Holdings as the surviving entity. In connection with the transfer of the assets and certain liabilities of GB Holdings, including the assets and certain liabilities of GBHC, Atlantic Holdings issued 2,882,938 shares of common stock, par value $.01 per share (the “Atlantic Holdings Common Stock”) of Atlantic Holdings to GBHC which, following the merger of GBHC became the sole asset of GB Holdings. Substantially all of the assets and liabilities of GB Holdings and GBHC (with the exception of the remaining 11% Notes and accrued interest thereon, the Atlantic Holdings Common Stock, and the related pro rata share of deferred financing costs) were transferred to Atlantic Holdings or ACE. As part of the Transaction an aggregate of 10,000,000 warrants, issued by Atlantic Holdings, were distributed on a pro rata basis to the stockholders of GB Holdings upon the consummation of the Transaction. Such Warrants allow the holders to purchase, from Atlantic Holdings, at an exercise price of $.01 per share, an aggregate of 2,750,000 shares of Atlantic Holdings Common Stock and are only exercisable following the earlier of (a) either the 3% Notes being paid in cash or upon conversion, in whole or in part, into Atlantic Holdings Common Stock, (b) payment in full of the outstanding principal of the 11% Notes exchanged, or (c) a determination by a majority of the board of directors of Atlantic Holdings (including at least one independent director of Atlantic

Holdings) that the Warrants may be exercised. The New Jersey gaming license for The Sands was transferred to ACE in accordance with the approval of the New Jersey Casino Control Commission.
      GB Holdings owns 2,882,938 shares of Atlantic Holdings Common Stock, which, on a non-diluted basis, represents 100% of the outstanding Atlantic Holdings Common Stock. At the election of the holders of a majority of the aggregate principal amount of the 3% Notes outstanding, which they may exercise at any time in their sole discretion, such Notes are convertible into 4,367,062 shares of Atlantic Holdings Common Stock. Also, as set forth above, if such holders so elect, the Warrants will be exercisable for 2,750,000 shares of Atlantic Holdings Common Stock. Currently, affiliates of Mr. Icahn own approximately 96% of the 3% Notes and have the ability, which they may exercise prior to the maturity of the 11% Notes or at any other time in their sole discretion, to determine when and whether the 3% Notes will be paid in or convertible into Atlantic Holdings Common Stock at, or prior to, maturity, thereby making the Warrants exercisable. If the 3% Notes are converted into Atlantic Holdings Common Stock and the Warrants are exercised, GB Holdings will own 28.8% of the Atlantic Holdings Common Stock and affiliates of Carl Icahn will beneficially own approximately 63.4% of the Atlantic Holdings Common Stock (without giving effect to the affiliates of Mr. Icahn’s interest in Atlantic Holdings Common Stock which is owned by GB Holdings).
      On September 2, 2004, the Securities and Exchange Commission granted GB Holdings application to delist the GB Holdings’ Common Stock from trading on the American Stock Exchange (“AMEX”) effective at the opening of business on September 3, 2004. On September 4, 2004, the AMEX delisted the Common Stock.
      The Company primarily generates revenues from gaming operations in its Atlantic City facility. Although the Company’s other business activities including rooms, entertainment, retail store, food and beverage operations also generate revenues, which are nominal in comparison to the casino operations. The non-casino operations primarily support the casino operation by providing complimentary goods and services to deserving casino customers. The Company competes in a capital intensive industry that requires continual reinvestment in its facility and technology.
      The Company faces a number of competitive challenges during fiscal 2005, including increased competition from other existing casinos that invested in capital improvements, and a corresponding increase in competition for both table game and slot machine players.
      In connection with the Consent Solicitation and Offer to Exchange described above, holders of approximately $66.3 million of 11% Notes exchanged such notes for an equal principal amount of 3% Notes. As a result, approximately $43.7 million of principal amount of the 11% Notes remain outstanding and will mature in September 2005. GB Holdings’ ability to pay the interest and principal amount of the remaining 11% Notes at maturity in September 2005 will depend upon its ability to refinance such Notes on favorable terms or at all or to derive sufficient funds from the sale of its Atlantic Holdings Common Stock or from a borrowing. If GB Holdings is unable to pay the interest and principal due on the remaining 11% Notes at maturity it could result in, among other things, the possibility of GB Holdings seeking bankruptcy protection or being forced into bankruptcy or reorganization. The status of the 11% Notes due September 2005 is currently being reviewed by the Company and various alternatives are being evaluated.
      Pursuant to New Jersey law, the corporate owner of The Sands is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands were required to be renewed in 2004, which required that the CCC determine that among other things, Atlantic Holdings and ACE are financially stable. In order to be found “financially stable” under the NJCCA, Atlantic Holdings and ACE must demonstrate among other things, their ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, a timely renewal application of the casino license for a four year term was filed. The CCC approved the casino license renewal application for a four year term on September 29, 2004 with certain conditions, including monthly written reports on the status of the 11% Notes, a definitive plan by GB Holdings to address the maturity of the 11% Notes, to be submitted no later than August 1, 2005 as well as other standard industry reporting requirements.

Liquidity and Capital Resources

Summary
      In connection with the Consent Solicitation and Offer to Exchange described above, holders of $66,258,970 of 11% Notes exchanged such notes for an equal principal amount of 3% Notes. As a result, $43,741,030 of principal amount of the 11% Notes remain outstanding and will mature on September 29, 2005. GB Holdings’ ability to pay the interest and principal amount of the remaining 11% Notes at maturity in September 2005 will depend upon its ability to refinance such Notes on favorable terms or at all or to derive sufficient funds from the sale of its Atlantic Holdings Common Stock or from a borrowing. If GB Holdings is unable to pay the interest and principal due on the remaining 11% Notes at maturity it could result in, among other things, the possibility of GB Holdings seeking bankruptcy protection or being forced into bankruptcy or reorganization. The status of the 11% Notes due September 2005 is currently being reviewed by the Company and various alternatives are being evaluated.
      Management believes that cash flows generated from operations of the subsidiaries of the Company during 2005, as well as available cash reserves, will be sufficient to meet their operating plan. Based upon expected cash flow generated from operations, management determined that it would be prudent for the subsidiaries of the Company to obtain a line of credit to provide additional cash availability, to meet the working capital needs of the subsidiaries of the Company, in the event that anticipated cash flow is less than expected or expenses exceed those anticipated. As a result of this determination, on November 12, 2004, Atlantic Holdings and ACE entered into a senior secured revolving credit facility, with Fortress Credit Corp. (“Fortress”), which provides for working capital loans of up to $10 million to be used for working capital purposes, in the operation of The Sands. The loan agreement and the loans thereunder have been designated by the Board of Directors of Atlantic Holdings and Atlantic Holdings,as manager of ACE, as Working Capital Indebtedness (as that term is defined in the Indenture, dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE, as guarantor, and Wells Fargo Bank, National Association, as trustee). As of December 31, 2004, the Company had not borrowed any funds available under the $10 million credit facility.
      Atlantic Holdings and ACE are currently exploring various plans for potential expansion and improvements. If they decide to expand and improve the facilities, they will need to obtain additional financing since internally generated funds and amounts available for borrowing under existing facilities would not be sufficient. They may not be able to obtain the required consents or additional financing.

Operating Activities
      At December 31, 2004, the Company had cash and cash equivalents of $12.8 million. The Company generated $4.4 million of net cash provided by operating activities during the year ended December 31, 2004 compared to $2.3 million used in operating activities and $9.7 million provided by operating activities during the years ending December 31, 2003 and 2002, respectively.

Investing Activities
      Capital expenditures for the year ended December 31, 2004 amounted to $17.4 million compared to $12.8 million and $14.1 million in 2004, 2003 and 2002, respectively. The 2004 expenditures primarily included the 15th floor suite renovations, new slot machines and refurbishing premium slot and table game areas of the casino. In order to enhance its competitive position in the market place, The Company may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations depending on availability of cash flow.
      The Company is required by the NJCCA to make certain quarterly deposits based on gross revenue with the CRDA in lieu of a certain investment alternative tax. Deposits for the years ended December 31, 2004, 2003 and 2002 amounted to $2.3 million, $2.3 million and $2.5 million, respectively.

Financing Activities
      In connection with the Consent Solicitation and Offer to Exchange described above, holders of approximately $66,259,000 of 11% Notes exchanged such notes for an equal principal amount of 3% Notes. As a result, approximately $43,741,000 of principal amount of the 11% Notes remain outstanding and mature on September 29, 2005. GB Holdings’ ability to pay the interest and principal amount of the remaining 11% Notes at maturity on September 29, 2005 will depend upon its ability to refinance such Notes on favorable terms or at all or to derive sufficient funds from the sale of its Atlantic Holdings Common Stock or from a borrowing. If GB Holdings is unable to pay the interest and principal due on the remaining 11% Notes at maturity it could result in, among other things, the possibility of GB Holdings seeking bankruptcy protection or being forced into bankruptcy or reorganization. The 3% Notes mature on July 22, 2008.
      At December 31, 2004 and 2003, accrued interest on the 11% Notes was $1,216,000 and $3,092,000, respectively. Interest on the 11% Notes is due semi-annually on March 29th and September 29th. Accrued interest on the 3% Notes was $883,000 at December 31, 2004. Interest on the 3% Notes is due at maturity, on July 22, 2008.
      On November 12, 2004, Atlantic Holdings and ACE entered into a Loan and Security Agreement (the “Loan Agreement”), by and among Atlantic Holdings, as borrower, ACE, as guarantor, and Fortress Credit Corp., as lender, and certain related ancillary documents, pursuant to which, Fortress agreed to make available to Atlantic Holdings a senior secured revolving credit line providing for working capital loans of up to $10 million (the “Loans”), to be used for working capital purposes in the operation of The Sands. The Loan Agreement and the Loans thereunder have been designated by the Board of Directors of Atlantic Holdings and Atlantic Holdings, as manager of ACE, as Working Capital Indebtedness (as that term is defined in the Indenture) (the “Indenture”), dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE, as guarantor, and Wells Fargo Bank, National Association, as trustee (the “Trustee”).
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
      The Loans are secured by a first lien and security interest on all of Atlantic Holdings’ and ACE’s personal property and a first mortgage on The Sands. Fortress entered into an Intercreditor Agreement, dated as of November 12, 2004, with the Trustee pursuant to the Loan Agreement. The Liens (as that term is defined in the Indenture) of the Trustee on the Collateral (as that term is defined in the Indenture), are subject and inferior to Liens which secure Working Capital Indebtedness such as the Loans.
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
      The Borrower and Guarantor on the Loan Agreement are required to maintain the following financial covenants; (1) a minimum EBITDA (as defined in the Loan Agreement) of $12.5 million, which shall be measured and confirmed as of the twelve month period ended each respective January 1, April 1, July 1 and October 1 of each year until the full and final satisfaction of the loan and (2) a Minimum Leverage Ratio of which the Borrower shall not permit its ratio of defined Total Debt to EBITDA, as measured and confirmed annually on a trailing twelve month basis to exceed 6.25:1. As of December 31, 2004, the Company is in compliance with these covenants.
      Pursuant to New Jersey law, the corporate owner of The Sands is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands were required to be renewed in 2004, which required that the CCC determine that among other things, Atlantic Holdings and ACE are financially stable. In order to be found “financially stable” under NJCCA, Atlantic Holdings and ACE had to demonstrate among other things, its ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, The Sands filed a timely renewal application of its casino license for a four year term. The CCC approved The Sands’ casino license renewal application on September 29, 2004 with certain conditions, including monthly written reports on the status of the 11% Notes, a definitive plan to address the maturity of the 11% Notes, to be submitted no later than August 1, 2005 as well as other standard industry reporting requirements.

Critical Accounting Policies and Estimates
      The Company’s discussion and analysis of its results of operations and financial condition are based upon its consolidated financial statements that have been prepared in accordance with US generally accepted accounting principles (“US GAAP”). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company’s reported and expected financial results.
      The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:
      Allowance for Doubtful Accounts — The Company maintains accounts receivable allowances for estimated losses resulting from the inability of its customers to make required payments. The adequacy of the allowance is determined by management based on a periodic review of the receivable portfolio. Additional allowances may be required if the financial condition of the Company’s customers deteriorates.
      Commitments and Contingencies — Litigation — On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against the Company. While it is typically very difficult to determine the timing and ultimate outcome of such actions, the Company uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, the Company makes estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made.
      Long-Lived Assets — The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company’s consolidated financial statements.

      Self-Insurance — The Company retains the obligation for certain losses related to customer’s claims of personal injuries incurred while on the Company property as well as workers compensation claims beginning in 2002 and major medical claims for non-union employees beginning in 2003. The Company accrues for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management’s estimates of the aggregate liability for uninsured claims using historical experience, and adjusting company’s estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.
      Income Taxes — The Company accounts for income tax assets and liabilities in accordance with Statement of Financial Accounting Standards, Accounting for Income Taxes, or SFAS No. 109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company maintains valuation allowances where it is determined more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, Management takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax planning strategies. Management believes that it is more likely than not that the tax benefits of certain future deductible temporary differences will be realized based on the reversal of existing temporary differences, and therefore, a valuation allowance has not been provided for these deferred tax assets. Additionally, management has determined that the realization of certain of the Company’s deferred tax assets is not more likely than not and, as such, has provided a valuation allowance against those deferred tax assets at December 31, 2004 and 2003.
      Allowance for Obligatory Investments — The Company maintains obligatory investment allowances for its investments made in satisfaction of its CRDA obligation. The obligatory investments may ultimately take the form of CRDA issued bonds, which bear interest at below market rates, direct investments or donations. CRDA bonds bear interest at approximately one-third below market rates. Management bases its reserves on the type of investments the obligation has taken or is expected to take. Donations of The Sands’ quarterly deposits to the CRDA have historically yielded a 51% future credit or refund of obligations. Therefore, management has reserved the predominant balance of its obligatory investments at between 33% and 49%.
Results of Operations

Gaming Operations

Patron Gaming Volume
      Information contained herein, regarding Atlantic City casinos other than The Sands, was obtained from reports filed with the Commission.
      Table game drop increased by $30.0 million (13.8%) during 2004 compared with 2003 and decreased by $24.7 million (10.2%) in 2003 compared to 2002. By comparison, according to Commission reports, table game drop at all other Atlantic City casinos increased 10.3% in 2004 compared to 2003 and by 2.6% in 2003 compared to 2002. During 2004, The Sands has gradually increased its number of table games to 83 units at December 31, 2004 after increasing to 73 units in 2003 from 40 units at the end of 2002. The table game product was supported by marketing, player development and customer service programs that focused on attracting premium and middle category table game players.
      Slot machine handle decreased $124.0 million (6.5%) during 2004, compared with 2003 and $307.5 million (13.8%) in 2003 compared to 2002. By comparison, according to Commission reports, the percentage increase in slot machine handle for all other Atlantic City casinos for the same periods was 6.7% and 2.1%, respectively. The decreased Sands slot handle during 2004 and 2003 can be attributed to an increase in competitive capacity of both gaming space and hotel rooms in the Atlantic City Market. The number of slot machines increased slightly at The Sands to 2,205 at December 31, 2004 compared to 2,202 at December 31, 2003. For all other Atlantic City casinos, the number of slot machines decreased 1.9% in 2004 compared to 2003.

Revenues
      Casino revenues at The Sands increased by $2.8 million (1.8%) in 2004 compared to 2003 and decreased by $20.3 million (11.5%) in 2003 compared to 2002. The 2004 increase was due to the $7.0 million increase in table game revenues, which was a result of the $30.0 million (13.8%) increase in table game drop and a 1.0% increase in table hold percentage. An increase in slot hold percentage from 7.78% in 2003 to 8.15% in 2004 slightly offset the impact of the decrease in slot handle. The 2003 decrease was due to the $19.3 million decline in slot revenues, which was a result of the $307.5 million (13.8%) decrease in slot handle. The decrease in slot handle was primarily due to an increase in competitive capacity in the Atlantic City market.
      Room revenues decreased by $86,000 (0.8%) in 2004 compared to 2003 and by $149,000 (1.3%) in 2003 compared to 2002. The 2004 decrease is due to a decrease in occupied room nights offset slightly by an increase in average room rates. The 2004 decrease in occupied room nights was due to the continuing increased rooms inventory in the Atlantic City market and a conscious decision to reduce the number of complimentary rooms allotted to lower rated customers as compared to the prior year. The 2003 decrease is due to a decrease in occupied room nights while average room rates remained flat. This was a result of a decrease in occupied room nights for cash sales, offset slightly by an increase in occupied room nights for complimentary rooms. The 2003 decline in occupied room nights for cash sales is primarily due to the increased rooms inventory in the Atlantic City market as a result of the Borgata, which opened in July 2003, as well as room additions at existing competitors.
      Food and beverage revenues decreased $64,000 (0.3%) in 2004 compared to 2003 and decreased by $1.4 million (5.8%) in 2003 compared to 2002. The 2004 decrease is due to a $662,000 decrease in food revenue offset by a $598,000 increase in beverage revenues. The decrease in food revenue is primarily due to a decrease in cash sales and covers in the Boardwalk Buffet. The increase in beverage revenue is due to increased sales (cash and complimentary) in Swingers Lounge. The 2003 decrease is due to a decrease in food revenue ($2.2 million) partially offset by an increase in beverage revenues ($841,000). The decrease in food revenue occurred predominantly in the high volume outlets (Boardwalk Buffet and Food Factory). The Food Factory has been closed since December 2002. In 2002, these outlets were the preferred choice of and marketed to the mass category slot player. The 2003 increase in beverage revenue is primarily due to the new Swingers lounge, which opened in July 2003, as well as increases in room service and casino service bars.
      Other revenues increased $26,000 in 2004 compared to 2003 and by $179,000 (4.8%) in 2003 compared to 2002. The 2004 increase is due to increased revenue from outlet rentals, parking and commissions offset by decreases in entertainment and retail sales. The 2003 increase is due to increased revenue in entertainment, lobby store sales and parking. These increases were primarily from complimentaries provided to customers in the middle and premium segments.

Promotional Allowances
      Promotional allowances are comprised of the estimated retail value of complimentary goods and services provided to the casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 14.7% during 2004 compared to 15.5% during 2003 and increased from 13.3% in 2002. The 2004 decrease is primarily attributable to a Company emphasis to provide increased profitability of customers and less reliance on lower rated room customers. The 2003 increase is a result of the marketing, player development and customer service programs implemented to maintain and recapture lost market share in the middle and premium player segments due to the reduction in table games and the marketing program during the summer of 2002 that focused on the mass slot player segments.

Expenses
      Casino expenses at The Sands decreased by $2.2 million (4.2%) in 2004 compared to 2003 and by $7.3 million (12.2%) in 2003 compared to 2002. The 2004 decrease is primarily due to reduced payroll and benefits costs ($1.9 million) as a result of the increased utilization of ticket-in/ticket-out slot technology, which reduces related slot and cashier labor. The 2003 decrease is primarily due to a reduction in casino payroll and employee benefits ($2.4 million) as a result of a full year of lower employment levels related to a series of layoffs and job eliminations beginning in 2001. Other favorable casino expense variances in 2003 were directly related to the lower casino revenues, including gaming taxes ($1.8 million). The 2002 decrease in casino expenses is primarily due to the reduction of complimentary costs associated with food and beverage and decreased Casino payroll expenses due to the reduction in table games. The decrease in the provision for doubtful accounts expense was caused by a reduction in credit issuance due to lower table game activity. Lower costs for customer transportation were a result of reduced volume in air travel and ground transportation. Reductions in advertising expense and gaming revenue tax also contributed significantly to the decreases in casino expenses in 2002.
      Rooms expenses increased by $720,000 (26.9%) in 2004 compared to 2003 and decreased by $962,000 (26.4%) in 2003 compared to 2002. The 2004 increase is primarily due to less allocable cost related to a decrease in complimentary rooms utilization by Casino and Marketing departments ($849,000). The 2003 decrease is primarily due to reductions in staffing, which reduced payroll and employee benefits. Linen usage and laundry expense decreased as a result of fewer occupied rooms in 2003 compared to 2002.
      Food and beverage expenses decreased by $551,000 (6.5%) in 2004 compared to 2003 and by $1.9 million (18.0%) in 2003 compared to 2002. The 2004 decrease is primarily due to lower payroll and employee benefits ($1.2 million) and cost of food sales ($139,000) offset by increased costs as a result of lower allocable costs for complimentaries ($366,000) and employee meals ($240,000). Cost of beverage sales increased also ($203,000) as a direct result of increased sales. The 2003 decrease is due to a decrease in payroll and employee benefits as a result of staffing reductions. Food cost of sales decreased as a result of lower food costs in the Boardwalk Buffet and the closing of the Food Factory in 2002. These favorable variances were offset slightly by lower allocable food and beverage costs transferred to other departments.
      Other expenses decreased by $427,000 (32.9%) in 2004 compared to 2003 and increased by $75,000 (6.1%) in 2003 compared to 2002. The 2004 decrease is due to lower costs for headline entertainment and allocable cost of complimentaries as a result of fewer headline shows in 2004 than 2003. The 2003 increase was due to increased entertainment costs as the theatre was open more often with headliner entertainers than it was in 2002.
      Selling, general and administrative expenses increased by $413,000 (0.5%) in 2004 compared to 2003 and decreased by $3.9 million (4.1%) in 2003 compared to 2002. The 2004 increase is due to increases in utilities ($443,000), advertising and payroll taxes ($362,000) partially offset by decreases in allocated cost of complimentaries ($1.0 million). The 2003 decrease was primarily due to lower payroll and benefits costs ($2.1 million) as a result of continued labor efficiencies. Also contributing to the decrease in 2003, was lower severance payouts ($1.6 million) than in 2002 as a result of smaller adjustments in staffing levels than in the prior year. These favorable variances were offset somewhat by increases in insurance premiums and reserves due to market conditions and higher payouts and more significant claims in 2003.
      Depreciation and amortization increased by $775,000 (5.5%) in 2004 compared to 2003 and by $831,000 (5.7%) in 2003 compared to 2002. The 2004 and 2003 increase is due to increased depreciation expense ($773,000 and $826,000, respectively) resulting from further renovations and upgrades to infrastructure and public areas such as the replacement of slot machines, the 15th floor suite renovations, Swingers Lounge, Platinum Club and the new bus entrance and waiting area.

Interest Income and Expense
      Interest income decreased by $205,000 (32.7%) in 2004 compared to 2003 and by $440,000 (41.2%) in 2003 compared to 2002. The 2004 and 2003 decreases were due to lower invested cash reserves, which were used to fund capital expenditures, debt restructuring costs and consent fees during those years.
      Interest expense decreased by $1.5 million (11.7%) in 2004 compared to 2003 and increased by $386,000 (3.2%) in 2003 compared to 2002. The 2004 decrease is primarily due to the modification of debt resulting in the exchange of approximately $66.3 million in notes accruing interest at 11% for an equal amount at 3% interest. The increase in 2003 is due to lower levels of capitalized interest than in 2002.

Income Tax Provision
      Income tax provision increased $28,000 (2.9%) in 2004 compared to 2003 and $174,000 (22.2%) in 2003 compared to 2002. The 2004 increase is primarily due to the increase in net revenues, which is the basis for the New Jersey Alternative Minimum Assessment. The 2003 increase is predominantly due to the newly enacted New Jersey Casino Net Income Tax ($175,000), which became effective in July 2003.
Contractual Obligations
      The following table sets forth the contractual obligations of the Company at December 31, 2004.

	Payments Due By Period

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt	$110,000,000	$43,741,000	$—	$66,259,000	$—
Capital Lease Obligations	760,000	286,000	474,000	—	—
Obligatory Contributions:
CRDA Obligation	4,736,000	74,000	154,000	2,244,000	2,264,000
VLT Agreement	2,860,000	953,000	1,907,000	—	—
Operating Leases:
Madison House	16,226,000	1,800,000	3,996,000	3,996,000	6,434,000
Equipment	167,000	167,000	—	—	—

Total Contractual Obligations	$134,749,000	$47,021,000	$6,531,000	$72,499,000	$8,698,000

Private Securities Litigation Reform Act
      The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by GB Holdings, with the SEC (as well as information included in oral statements or other written statements made by such companies) contains statements that are forward-looking, such as statements relating to future expansion plans, future construction costs and other business development activities including other capital spending, economic conditions, financing sources, competition and the effects of tax regulation and state regulations applicable to the gaming industry in general or GB Holdings in particular. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of GB Holdings. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, activities of competitors and the presence of new or additional competition, fluctuations and changes in customer preference and attitudes, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).
Risk Factors Related to the Business of The Company

GB Holdings may be unable to pay the interest or principal on the 11% Notes at maturity which may impact our ability to continue as a going concern.
      GB Holdings’ ability to pay the interest and principal amount of the remaining 11% Notes at maturity on September 29, 2005 will depend upon its ability to refinance such Notes on favorable terms or at all or to derive sufficient funds from the sale of its Atlantic Holdings Common Stock or from a borrowing. If GB Holdings is unable to pay the interest and principal due on the remaining 11% Notes at maturity it could result in, among other things, the possibility of GB Holdings seeking bankruptcy protection or being forced into bankruptcy or reorganization.

The Sands must maintain its casino license in order to operate.
      Pursuant to New Jersey law, the corporate owner of The Sands is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands were required to be renewed in 2004, which required that the CCC determine that among other things, Atlantic Holdings and ACE are financially stable. In order to be found “financially stable” under the NJCCA, Atlantic Holdings and ACE must demonstrate among other things, their ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, a timely renewal application of its casino license for a four year term was filed. The CCC approved the casino license renewal application for a four year term on September 29, 2004 with certain conditions, including monthly written reports on the status of the 11% Notes, a definitive plan by GB Holdings to address the maturity of the 11% Notes, to be submitted no later than August 1, 2005 as well as other standard industry reporting requirements.

Going Concern Consideration.
      Our accompanying consolidated financial statements have been prepared assuming we continue as a going concern. Our independent registered public accounting firm’s report on our consolidated financial statements, includes an explanatory paragraph relating to substantial doubt as to the ability of GB Holdings to continue as a going concern, due to GB Holdings’ recurring net losses, net working capital deficiency and significant current debt obligations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. On September 29, 2005, the 11% Notes will mature and GB Holdings will owe approximately $46.1 million in interest and principal payments. If GB Holdings is unable to pay the interest and principal due at maturity it will be in default on the 11% Notes.

The Company may need to increase capital expenditures to compete effectively.
      Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary from time to time to preserve the competitiveness of The Company. The gaming industry is very competitive and is expected to become more competitive in the future. If cash from operations is insufficient to provide for needed levels of capital expenditures, The Sands’ competitive position could deteriorate if the Company is unable to borrow funds for such purposes.

If the Company fails to offer competitive products and services or maintain the loyalty of The Sands’ patrons, its business will be adversely affected.
      In addition to capital expenditures, the Company is required to anticipate the changing tastes of The Sands’ patrons and offer both competitive and innovative products and services to ensure that repeat patrons return and new patrons visit The Sands. The demands of meeting the Company’s debt service payments and the need to make capital expenditures limits the available cash to finance such products and services. In addition, the consequences of incorrect strategic decisions may be difficult or impossible to anticipate or correct in a timely manner.

The Company’s quarterly operating results are subject to fluctuations and seasonality, and if the Company fails to meet the expectations of securities analysts or investors, the Company’s share price may decrease significantly.
      The Company’s quarterly operating results are highly volatile and subject to unpredictable fluctuations due to unexpectedly high or low losses, changing customer tastes and trends, unpredictable patron gaming volume, the proportion of table game revenues to slot game revenues, weather and discretionary decisions by The Sands’ patrons regarding frequency of visits and spending amounts. The Company’s operating results for any given quarter may not meet analyst expectations or conform to the operating results of the Company’s local, regional or national competitors. If the Company’s operating results do not conform to such expectations our share price may be adversely affected. Conversely, favorable operating results in any given quarter may be followed by an unexpected downturn in subsequent quarters.

GB Holdings may seek to de-register the GB Holdings’ Common Stock.
      GB Holdings may determine to de-register the GB Holdings’ Common Stock because a company with less than 300 record holders may elect to de-register under the Securities Exchange Act of 1934. If GB Holdings de-registers the GB Holdings’ Common Stock, it will not be obligated to file quarterly and annual reports and de-registration may impact your ability to trade your shares.

Increased state taxation of gaming and hospitality revenues could adversely affect the Company’s results of operations.
      The casino industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes. For example, casinos in Atlantic City pay for licenses as well as special taxes to the city and state. New Jersey taxes annual gaming revenues at the rate of 8.0%. New Jersey also levies an annual investment alternative tax of 2.5% on annual gaming revenues in addition to normal federal and state income taxes. This 2.5% obligation, however, can be satisfied by purchasing certain bonds or making certain investments in the amount of 1.25% of annual gaming revenues. On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act, which, among other things, suspended the use of the New Jersey net operating loss carryforwards for two years and introduced a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits. For the years ended December 31, 2004 and 2003, there was a charge to income tax provision of $636,000 and $778,000, respectively, related to the impact of the New Jersey Business Tax Reform Act.
      On July 1, 2003, the State of New Jersey amended the NJCCA to impose various tax increases on Atlantic City casinos, including The Sands. Among other things, the amendments to the NJCCA include the following new tax provisions: (i) a new 4.25% tax on casino complimentaries, with proceeds deposited to the Casino Revenue Fund; (ii) an 8% tax on casino service industry multi-casino progressive slot machine revenue, with the proceeds deposited to the Casino Revenue Fund; (iii) a 7.5% tax on adjusted net income of licensed casinos (the “Casino Net Income Tax) in State fiscal years 2004 through 2006, with the proceeds deposited to the Casino Revenue Fund; (iv) a fee of $3.00 per day on each hotel room in a casino hotel facility that is occupied by a guest, for consideration or as a complimentary item, with the proceeds deposited into the Casino Revenue Fund in State fiscal years 2004 through 2006, and beginning in State fiscal year 2007 $2.00 of the fee deposited into the Casino Revenue Fund and $1.00 transferred to the CRDA; (v) an increase of the minimum casino hotel parking charge from $2 to $3, with $1.50 of the fee to be deposited into the Casino Revenue Fund in State fiscal years 2004 through 2006, and beginning in State fiscal year 2007, $0.50 to be deposited into the Casino Revenue Fund and $1.00 to be transferred to the CRDA for its purposes pursuant to law, and for use by the CRDA to post a bond for $30 million for deposit into the Casino Capital Construction Fund, which was also created by the July 1, 2003 Act; and (vi) the elimination of the deduction from casino licensee calculation of gross revenue for uncollectible gaming debt. These changes to the NJCCA, and the new taxes imposed on The Sands and other Atlantic City casinos, has reduced the Company’s profitability.
      Future changes in New Jersey state taxation of casino gaming companies cannot be predicted and any such changes could adversely affect The Company’s profitability.

Energy price increases may adversely affect the Company’s costs of operations and revenues of The Sands.
      The Sands uses significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, substantial increases in the cost of forms of energy in the U.S. will negatively affect the Company’s operating results. The extent of the impact is subject to the magnitude and duration of the energy price increases, but this impact could be material. In addition, higher energy and gasoline prices which affect The Sands’ customers may result in reduced visitation to The Sands’ property and a reduction in revenues.

A downturn in general economic conditions may adversely affect the Company’s results of operations.
      The Company’s business operations are affected by international, national and local economic conditions. A recession or downturn in the general economy, or in a region constituting a significant source of customers for The Sands’ property, could result in fewer customers visiting the Company’s property and a reduction in spending by customers who do visit the Company’s property, which would adversely affect the Company’s revenues while some of its costs remain fixed, resulting in decreased earnings.
      A majority of The Sands’ patrons are from automobile travel and bus tours. Higher gasoline prices could reduce automobile travel to The Sands’ location and could increase bus fares to The Sands. In addition, adverse winter weather conditions could reduce automobile travel to The Sands’ location and could reduce bus travel. Accordingly, the Company’s business, assets, financial condition and results of operations could be adversely affected by a weakening of regional economic conditions and higher gasoline prices or adverse winter weather conditions.

Acts of terrorism and the uncertainty of the outcome and duration of the activity in Iraq and elsewhere, as well as other factors affecting discretionary consumer spending, have impacted the gaming industry and may harm the Company’s operating results and the Company’s ability to insure against certain risks.
      The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties which could adversely affect the Company’s business and results of operations. Future acts of terror in the U.S. or an outbreak of hostilities involving the United States, may again reduce The Sands’ guests’ willingness to travel with the result that the Company’s operations will suffer.

The Company may incur losses that would not be covered by insurance and the cost of insurance will increase.
      Although the Company is required to maintain insurance customary and appropriate for its business the Company cannot assure you that insurance will be available or adequate to cover all loss and damage to which the Company’s business or the Company’s assets might be subjected. In connection with insurance renewals subsequent to September 11, 2001, the insurance coverage for certain types of damages or occurrences has been diminished substantially and is unavailable at commercial rates. The Company is self-insured for certain risks. The lack of insurance for certain types or levels of risk could expose the Company to significant losses in the event that an uninsured catastrophe occurred. Any losses the Company incurs that are not covered by insurance may decrease its future operating income, require it to find replacements or repairs for destroyed property and reduce the funds available for payments of its obligations on the 11% Notes and 3% Notes.

There are risks related to the creditworthiness of patrons of the casinos.
      The Company is exposed to certain risks related to the creditworthiness of its patrons. Historically The Sands has extended credit on a discretionary basis to certain qualified patrons. For the year ended December 31, 2004, gaming credit extended to The Sands’ table game patrons accounted for approximately 21.8% of overall table game wagering, and table game wagering accounted for approximately 12.1% of overall casino wagering during the period. At December 31, 2004, gaming receivables amount to $7.8 million before an allowance for uncollectible gaming receivables of $3.5 million. There can be no assurance that defaults in the repayment of credit by patrons of The Sands would not have a material adverse effect on the results of operations of The Sands and, consequently the Company.

The Company’s success depends in part on the availability of qualified management and personnel and on the Company’s ability to retain such employees.
      The quality of individuals hired for positions in the hotel and gaming operations will be critical to the success of the Company’s business. It may be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies and their facilities in the Company’s jurisdiction and nationwide. The Borgata opening and other Atlantic City casino expansions has aggravated this problem. Future expansions, in Atlantic City or other neighboring jurisdictions, could further exacerbate this situation. The Company cannot assure you that it will be successful in retaining current personnel or in hiring or retaining qualified personnel in the future. A failure to attract or retain qualified management and personnel at all levels or the loss of any of the Company or Operating’s key executives could have a material adverse effect on the Company’s financial condition and results of operations.
Risk Factors Related to the Gaming Industry

The gaming industry is highly competitive.
      The gaming industry is highly competitive and the Company’s competitors may have greater resources than the Company. If other properties operate more successfully, if existing properties are enhanced or expanded, or if additional hotels and casinos are established in and around the location in which the Company conducts business, the Company may lose market share. In particular, expansion of gaming in or near the geographic area from which the Company attracts or expects to attract a significant number of customers could have a significant adverse effect on the Company’s business, financial condition and results of operations. The Sands competes, and will in the future compete, with all forms of existing legalized gaming and with any new forms of gaming that may be legalized in the future. Additionally, the Company faces competition from all other types of entertainment.

Pending and enacted gaming legislation from neighboring States and New Jersey may harm The Sands.
      In the summer of 2003, the State of New Jersey considered approving VLTs at the racetracks in the state and on July 1, 2003, the NJCCA was amended to impose various new and increased taxes on casino license revenues. There is no guarantee that New Jersey will not consider approving VLTs in the future, and if VLTs are approved, it could adversely affect the Company’s operations, and an increase in the gross gaming tax without a significant simultaneous increase in revenue would adversely affect the Company’s results of operations.
      In April 2004, the casino industry, the CRDA and the New Jersey Sports and Exposition Authority agreed to a plan regarding New Jersey VLTs. Under the plan, casinos will pay a total of $96 million over a period of four years, of which $10 million will fund, through project grants, North Jersey CRDA projects and $86 million will be paid to the New Jersey Sports and Exposition Authority who will then subsidize certain New Jersey horse tracks to increase purses and attract higher-quality races that would allow them to compete with horse tracks in neighboring states. In return, the race tracks and New Jersey have committed to postpone any attempts to install VLTs for at least four years. $52 million of the $86 million would be donated by the CRDA from the casinos’ North Jersey obligations and $34 million would be paid by the casinos directly. It is currently estimated that The Sands’ current CRDA deposits for North Jersey projects are sufficient to fund

The Sands’ proportionate obligations with respect to the $10 million and $52 million commitments. The Sands’ proportionate obligation with respect to the $34 million commitment is estimated to be approximately $1.3 million payable over a four year period. The Sands’ proportionate obligation with respect to the combined $10 million and $52 million commitment is estimated to be approximately $2.5 million payable over a four year period.
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
      The New York law had also permitted the installation of VLTs at five racetracks situated across the State of New York. In the July 2004 ruling, the Appellate Division ruled that a portion of the law was unconstitutional because it required a portion of the VLTs revenues to go to horse-racing, breeding funds and track purses. It is anticipated that ruling will be appealed.
      The Pennsylvania legislature passed and the governor signed a bill in July 2004 that will allow for up to 61,000 slot machines state wide in up to 14 different locations, seven or eight of which would be racetracks plus four or five slot parlors in Philadelphia and Pittsburgh and two small resorts.
      Maryland is among the other states contemplating some form of gaming legislation. Maryland’s proposed legislation would authorize VLTs at some of Maryland’s racing facilities. The Maryland Legislature did not enact any legalized gaming legislation during their 2004 legislative sessions which ended September 30, 2004.
      The Sands’ market is primarily a drive-to market, and legalized gambling in Pennsylvania, the Catskills and any other neighboring state within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming industry overall, including The Sands.
      On March 1, 2005, the Acting Governor of the State of New Jersey proposed a state budget for the 2005-2006 fiscal year which includes as a revenue source the proceeds from installation and operation of 1,500 to 2,000 VLTs at the Meadowlands Racetrack in East Rutherford, New Jersey. This location in Northern New Jersey would be in direct competition for gamblers who now frequent the Atlantic City casinos. At this time, there is no certainty that the Legislature of New Jersey will enact the necessary legislation to permit the installation and operation of these VLTs.

Holders of the Company’s securities are subject to the CCC and the NJCCA.
      The holders of the GB Holding Common Stock, the 11% Notes and the 3% Notes are subject to certain regulatory restrictions on ownership. While holders of publicly traded obligations such as the 11% Notes and the 3% Notes are generally not required to be investigated and found suitable to hold such securities, the CCC has the discretionary authority to (i) require holders of securities of corporations governed by New Jersey gaming law to file applications; (ii) investigate such holders; and (iii) require such holders to be found suitable or qualified to be an owner or operator of a gaming establishment. Pursuant to the regulations of the CCC such gaming corporations may be sanctioned, including the loss of its approvals, if, without prior approval of the CCC, it (i) pays to the unsuitable or unqualified person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable or unqualified person in connection with the securities; (iii) pays the unsuitable or unqualified person remuneration in any form; or (iv) makes any payments to the unsuitable or unqualified person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. If the Company is served with notice of disqualification of any holder, such holder will be prohibited by the NJCCA from receiving any payments on, or exercising any rights connected to, the GB Holdings’ Common Stock, the 11% Notes, or the 3% Notes as applicable.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk
      Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not have securities subject to interest rate fluctuations and has not invested in derivative-based financial instruments. The note entitled “Long-Term Debt” in the Notes to the Consolidated Financial Statements included in Item 8 of this report outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our long-term debt.
      No market exists for the 11% Notes since April 16, 2004, the last full trading day prior to the delisting of 11% Notes from trading on the American Stock Exchange, therefore the fair market value of GB Holdings’ fixed rate debt was $35.4 million compared with its carrying amount of $43.7 million at December 31, 2004.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of GB Holdings, Inc.:
      We have audited the accompanying consolidated balance sheets of GB Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the 2004, 2003 and 2002 consolidated financial statements, we also have audited the related consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GB Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with US generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      The accompanying consolidated financial statements have been prepared assuming that GB Holdings, Inc. will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has suffered recurring net losses, has a net working capital deficiency and has significant debt obligations which are due within one year that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Short Hills, New Jersey
March 11, 2005

GB HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$12,756,000	$33,454,000
Accounts receivable, net of allowances of $3,862,000 and $5,918,000, respectively	5,223,000	5,247,000
Inventories	2,499,000	2,222,000
Deferred financing costs	2,260,000	762,000
Insurance deposits	3,017,000	—
Prepaid expenses and other current assets	1,689,000	3,946,000

Total current assets	27,444,000	45,631,000

Property and Equipment:
Land	54,344,000	54,344,000
Buildings and improvements	88,147,000	88,249,000
Equipment	73,675,000	64,722,000
Construction in progress	2,040,000	2,111,000

	218,206,000	209,426,000
Less — accumulated depreciation and amortization	(46,566,000)	(40,013,000)

Property and equipment, net	171,640,000	169,413,000

Other Assets:
Obligatory investments, net of allowances of $12,500,000 and $11,340,000, respectively	11,647,000	10,705,000
Other assets	6,227,000	1,814,000

Total other assets	17,874,000	12,519,000

	$216,958,000	$227,563,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion debt	$43,741,000	$—
Current portion capital leases	248,000	—
Accounts payable	7,082,000	6,815,000
Accrued liabilities — Payroll and related expenses	4,379,000	4,241,000
Interest	1,216,000	3,092,000
Gaming obligations	3,363,000	2,725,000
Insurance	4,330,000	2,505,000
Other	2,175,000	2,821,000

Total current liabilities	66,534,000	22,199,000
Long-Term Debt, net of current maturities	66,259,000	110,000,000
Non-current capital leases	432,000	—
Other Noncurrent Liabilities	4,920,000	3,729,000
Commitments and Contingencies	—	—
Warrants in Atlantic Coast Entertainment Holdings, Inc.	43,587,000	—
Shareholders’ Equity:
Preferred stock, $.01 par value per share; 5,000,000 shares authorized; 0 shares outstanding	—	—
Common Stock, $.01 par value per share; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	81,313,000	124,900,000
Accumulated deficit	(46,187,000)	(33,365,000)

Total shareholders’ equity	35,226,000	91,635,000

	$216,958,000	$227,563,000

See notes to consolidated financial statements.

GB HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

Revenues:
Casino	$157,643,000	$154,813,000	$175,065,000
Rooms	10,908,000	10,994,000	11,143,000
Food and beverage	21,898,000	21,962,000	23,330,000
Other	3,940,000	3,914,000	3,735,000

	194,389,000	191,683,000	213,273,000
Less — promotional allowances	(23,146,000)	(23,934,000)	(23,356,000)

Net revenues	171,243,000	167,749,000	189,917,000

Expenses:
Casino	50,467,000	52,657,000	59,971,000
Rooms	3,397,000	2,677,000	3,639,000
Food and beverage	7,930,000	8,481,000	10,343,000
Other	870,000	1,297,000	1,222,000
Selling, general and administrative	90,423,000	90,010,000	93,871,000
Depreciation and amortization	14,898,000	14,123,000	13,292,000
Provision for obligatory investments	1,165,000	1,434,000	1,521,000
Loss on impairment of fixed assets	—	—	1,282,000
Loss on disposal of assets	152,000	28,000	185,000

Total expenses	169,302,000	170,707,000	185,326,000

Income (loss) from operations	1,941,000	(2,958,000)	4,591,000

Non-operating income (expense):
Interest income	422,000	627,000	1,067,000
Interest expense	(11,115,000)	(12,581,000)	(12,195,000)
Debt restructuring costs	(3,084,000)	(1,843,000)	—

Total non-operating expense, net	(13,777,000)	(13,797,000)	(11,128,000)

Loss before income taxes	(11,836,000)	(16,755,000)	(6,537,000)
Income tax provision	(986,000)	(958,000)	(784,000)

Net loss	$(12,822,000)	$(17,713,000)	$(7,321,000)

Basic/diluted loss per common share	$(1.28)	$(1.77)	$(0.73)

Basic/diluted weighted average common shares outstanding	10,000,000	10,000,000	10,000,000

See notes to consolidated financial statements.

GB HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
			Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

BALANCE, December 31, 2001	10,000,000	$100,000	$124,900,000	$(8,331,000)	$116,669,000
Net Loss	—	—	—	(7,321,000)	(7,321,000)

BALANCE, December 31, 2002	10,000,000	$100,000	$124,900,000	$(15,652,000)	$109,348,000
Net Loss	—	—	—	(17,713,000)	(17,713,000)

BALANCE, December 31, 2003	10,000,000	$100,000	$124,900,000	$(33,365,000)	$91,635,000
Net Loss	—	—	—	(12,822,000)	(12,822,000)
Dividend to common shareholders in the form of warrants, exercisable for 2,750,000 common shares of Atlantic Coast Entertainment Holdings, Inc.	—	—	(43,587,000)	—	(43,587,000)

BALANCE, December 31, 2004	10,000,000	$100,000	$81,313,000	$(46,187,000)	$35,226,000

See notes to consolidated financial statements.

GB HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

OPERATING ACTIVITIES:
Net loss	$(12,822,000)	$(17,713,000)	$(7,321,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,898,000	14,123,000	13,292,000
Provision for obligatory investments	1,165,000	1,434,000	1,521,000
Loss on impairment of fixed assets	—	—	1,282,000
Loss on disposal of assets	152,000	28,000	185,000
Provision for doubtful accounts	416,000	1,040,000	1,586,000
Decrease in deferred financing costs	1,229,000	—	—
Increase in insurance deposits	(3,017,000)	—	—
(Increase) decrease in accounts receivable	(392,000)	(1,312,000)	2,349,000
Increase (decrease) in accounts payable and and accrued liabilities	360,000	(130,000)	(3,080,000)
Decrease (increase) in prepaid expenses and other current assets	2,187,000	(98,000)	(426,000)
Increase in other noncurrent assets	(929,000)	(11,000)	—
Increase in other noncurrent liabilities	1,178,000	369,000	285,000

Net cash provided by (used in) operating activities	4,425,000	(2,270,000)	9,673,000

INVESTING ACTIVITIES:
Purchase of property and equipment	(17,378,000)	(12,825,000)	(14,058,000)
Proceeds from disposition of assets	308,000	110,000	320,000
Proceeds from sale of obligatory investments	202,000	130,000	208,000
Purchase of obligatory investments	(2,308,000)	(2,336,000)	(2,496,000)

Net cash used in investing activities	(19,176,000)	(14,921,000)	(16,026,000)

FINANCING ACTIVITIES:
Proceeds from long-term debt	758,000	—	—
Repayments of long-term debt	(79,000)	—	(371,000)
Cost of issuing long-term debt	(6,626,000)	—	—

Net cash used in financing activities	(5,947,000)	—	(371,000)

Net decrease in cash and cash equivalents	(20,698,000)	(17,191,000)	(6,724,000)
Cash and cash equivalents at beginning of period	33,454,000	50,645,000	57,369,000

Cash and cash equivalents at end of period	$12,756,000	$33,454,000	$50,645,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$10,744,000	$12,100,000	$12,128,000

Interest Capitalized	$86,000	$300,000	$766,000

Income Taxes paid	$1,051,000	$899,000	$1,764,000

Dividends to Common Shareholders in the form of Warrants in Atlantic Coast Entertainment Holdings, Inc.	$43,587,000	$—	$—

Issuance of 3% Notes in exchange for 11% Notes	$66,259,000	$—	$—

See notes to consolidated financial statements.

GB HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization, Business and Basis of Presentation
      GB Holdings, Inc. (“GB Holdings”) is a Delaware corporation and was a wholly-owned subsidiary of Pratt Casino Corporation (“PCC”) through December 31, 1998. PCC, a Delaware corporation, was incorporated in September 1993 and was wholly-owned by PPI Corporation (“PPI”), a New Jersey corporation and a wholly-owned subsidiary of Greate Bay Casino Corporation (“GBCC”). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in GB Holdings to PBV, Inc. (“PBV”), a newly formed entity controlled by certain stockholders of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in GB Holdings was transferred to Greate Bay Holdings, LLC (“GBLLC”), whose sole member as a result of the same reorganization was PPI. In February 1994, GB Holdings acquired Greate Bay Hotel and Casino, Inc. (“GBHC”), a New Jersey corporation, through a capital contribution by its then parent. From its creation until July 22, 2004, GBHC’s principal business activity was its ownership of The Sands Hotel and Casino located in Atlantic City, New Jersey (“The Sands”). GB Property Funding Corp. (“Property”), a Delaware corporation and a wholly-owned subsidiary of GB Holdings, was incorporated in September 1993 as a special purpose subsidiary of GB Holdings for the purpose of borrowing funds for the benefit of GBHC.
      On January 5, 1998, GB Holdings and its then existing subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). On August 14, 2000, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Modified Fifth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Official Committee of Unsecured Creditors and High River Limited Partnership and its affiliates (the “Plan”) for GB Holdings and its then existing subsidiaries. High River Limited Partnership (“High River”) is an entity controlled by Carl C. Icahn. On September 13, 2000, the New Jersey Casino Control Commission (the “Commission” or “CCC”) approved the Plan. On September 29, 2000, the Plan became effective (the “Effective Date”). All material conditions precedent to the Plan becoming effective were satisfied on or before September 29, 2000. In addition, as a result of the Confirmation Order and the occurrence of the Effective Date, and in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), GB Holdings has adopted “fresh start reporting” in the preparation of the accompanying consolidated financial statements. GB Holdings’ emergence from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 30, 2000.
      The consolidated financial statements include the accounts of GB Holdings, Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings”) and ACE Gaming, LLC (“ACE” and collectively with GB Holdings and Atlantic Holdings, the “Company” and also Property and GBHC until July 22, 2004). Until July 22, 2004, GBHC was the owner and operator of The Sands. Atlantic Holdings is a Delaware corporation and was a wholly-owned subsidiary of GBHC which was a wholly-owned subsidiary of GB Holdings and was formed in October 2003. ACE a New Jersey limited liability company and a wholly-owned subsidiary of Atlantic Holdings was formed in November 2003. Atlantic Holdings and ACE were formed in connection with a transaction (the “Transaction”), which included a Consent Solicitation and Offer to Exchange in which holders of $110 million of 11% Notes due 2005 (the “11% Notes”), issued by GB Property Funding Corp. (“Property”), a wholly-owned subsidiary of GB Holdings, were given the opportunity to exchange such notes, on a dollar for dollar basis, for $110 million of 3% Notes due 2008 (the “3% Notes”), issued by Atlantic Holdings. The Transaction and the Consent Solicitation and Offer to Exchange were consummated on July 22, 2004, and holders of approximately $66.3 million of 11% Notes exchanged such notes for approximately $66.3 million 3% Notes. Also on July 22, 2004, in connection with the Consent Solicitation and Offer to Exchange, the indenture governing the 11% Notes was amended to eliminate certain covenants and to release the liens on the collateral securing such notes. The Transaction included, among other things, the transfer of substantially all of the assets of GB Holdings to Atlantic Holdings. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity

GB HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receiving the assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The 3% Notes are guaranteed by ACE. Atlantic Holdings and its subsidiary had limited operating activities prior to July 22, 2004. Also on July 22, 2004, in connection with the consummation of the Transaction and the Consent Solicitation and Offer to Exchange, Property and GBHC, merged into GB Holdings, with GB Holdings as the surviving entity. In connection with the transfer of the assets and certain liabilities of GB Holdings, including the assets and certain liabilities of GBHC, Atlantic Holdings issued 2,882,937 shares of common stock, par value $.01 per share (the “Atlantic Holdings Common Stock”) of Atlantic Holdings to GBHC which, following the merger of GBHC became the sole asset of GB Holdings. Substantially all of the assets and liabilities of GB Holdings and GBHC (with the exception of the remaining 11% Notes and accrued interest thereon, the Atlantic Holdings Common Stock, and the related pro rata share of deferred financing costs) were transferred to Atlantic Holdings or ACE. As part of the Transaction an aggregate of 10,000,000 warrants were distributed on a pro rata basis to the stockholders of GB Holdings upon the consummation of the Transaction. Such Warrants allow the holders to purchase from Atlantic Holdings at an exercise price of $.01 per share, an aggregate of 2,750,000 shares of Atlantic Holdings Common Stock and are only exercisable following the earlier of (a) either the 3% Notes being paid in cash or upon conversion, in whole or in part, into Atlantic Holdings Common Stock, (b) payment in full of the outstanding principal of the 11% Notes exchanged, or (c) a determination by a majority of the board of directors of Atlantic Holdings (including at least one independent director of Atlantic Holdings) that the Warrants may be exercised. The Sands’ New Jersey gaming license was transferred to ACE in accordance with the approval of the New Jersey Casino Control Commission.
      In connection with the Consent Solicitation and Offer to Exchange described above, holders of $66,258,970 of 11% Notes exchanged such notes for an equal principal amount of 3% Notes. As a result, $43,741,030 of principal amount of the 11% Notes remain outstanding and mature in September 2005. GB Holdings’ ability to pay the interest and principal amount of the remaining 11% Notes at maturity in September 2005 will depend upon its ability to refinance such Notes on favorable terms or at all or to derive sufficient funds from the sale of its Atlantic Holdings Common Stock or from a borrowing. If GB Holdings is unable to pay the interest and principal due on the remaining 11% Notes at maturity it could result in, among other things, the possibility of GB Holdings seeking bankruptcy protection or being forced into bankruptcy or reorganization. The status of the 11% Notes due September 2005 is currently being reviewed by the Company and various alternatives are being evaluated.
      Additionally, on July 22, 2004 in connection with the consummation of the Transaction, GB Holdings distributed warrants, issued by Atlantic Holdings, to its shareholders which will initially be exercisable for an aggregate of 2,750,000 shares of Atlantic Holdings Common Stock to GB Holdings stockholders (the “Warrants”). The Warrants are exercisable at an exercise price of $.01 per share.
      Currently, affiliates of Mr. Icahn own approximately 96% of the 3% Notes and have the ability which they may exercise prior to the maturity of the 11% Notes at any other time, in their sole discretion, to determine when and whether the 3% Notes will be paid in or convertible into Atlantic Holdings Common Stock at, or prior to, maturity thereby making the Warrants exercisable. If the 3% Notes are converted into Atlantic Holdings Common Stock and if the Warrants are exercised, GB Holdings will own 28.8% of the Atlantic Holdings Common Stock and affiliates of Carl Icahn will beneficially own approximately 63.4% of the Atlantic Holdings Common Stock (without giving effect to the affiliates of Mr. Icahn’s interest in Atlantic Holdings Common Stock which is owned by GB Holdings). Affiliates of Carl Icahn currently own approximately 77.5% of GB Holdings’ Common Stock.
      All significant intercompany transactions and balances have been eliminated in consolidation. All references herein to the Company and GB Holdings are on a consolidated basis and all operating assets, including cash, are owned by GB Holdings’ subsidiaries, Atlantic Holdings and ACE, and GB Holdings’ sole asset is 2,882,938 shares of Atlantic Holdings Common Stock.

GB HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Liquidity Matters
      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed below, the Company has suffered recurring net losses, has a net working capital deficiency and significant current debt obligations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
      Since emerging from bankruptcy in 2000, the Company has invested in refurbishments to the hotel product, gaming equipment and related technology and building infrastructure. Although the investments have improved the condition of the property and the investment in gaming technology has resulted in significant labor efficiencies and cost savings, those efficiencies and cost savings were not enough to offset the increased competition within the Atlantic City market. Since 2003, the Borgata opened in the marina district of Atlantic City and expansions which have added both hotel room and retail capacity to the Atlantic City market have occurred at the Showboat, Resorts and Tropicana casinos. Although these expansions have caused the gaming market to expand in Atlantic City, the expansion has not exceeded the added capacity, which has put substantial pressure on the Company to maintain gaming revenue market share. The Company continues to face competitive market conditions. During the three years ended December 31, 2004, the Company incurred net losses of $37,856,000.
      In connection with the Consent Solicitation and Offer to Exchange, $66,258,970 of the 11% Notes were exchanged and $43,741,030 of the 11% Notes remain outstanding and will mature on September 29, 2005. GB Holdings’ ability to pay the interest and principal amount of the remaining 11% Notes at maturity in September 2005 will depend upon its ability to refinance such Notes on favorable terms or at all or to derive sufficient funds from the sale of its Atlantic Holdings Common Stock or from a borrowing. If GB Holdings is unable to pay the interest and principal due on the remaining 11% Notes at maturity it could result in, among other things, the possibility of GB Holdings seeking bankruptcy protection or being forced into bankruptcy or reorganization. The status of the 11% Notes is currently being reviewed by the Company and various alternatives are being evaluated.

(3)	Summary of Significant Accounting Policies
      The significant accounting policies followed in the preparation of the accompanying consolidated financial statements are discussed below. The consolidated financial statements have been prepared in conformity with US generally accepted accounting principles. The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Casino revenues, promotional allowances and departmental expenses —
      The Company recognizes revenues in accordance with industry practice. Casino revenue is recorded as net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Such anticipated jackpots and payouts are included in gaming liabilities on the accompanying consolidated balance sheets.
      Cash and coin incentives are provided to attract new customers as well as reward loyal customers, through the use of loyalty programs, with points based on amounts wagered, that can be redeemed for a specified period of time for cash. We deduct the cash and coin incentive amounts from casino revenue.

GB HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The retail value of rooms, food and beverage and other items that were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included in Casino and Selling, General and Administrative expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the Rooms, Food and Beverage and Other Operating departments to the Casino and Selling, General and Administrative departments were as follows:

	Year Ended December 31,

	2004	2003	2002

Allocation From:
Rooms	$6,511,000	$7,360,000	$8,274,000
Food and Beverage	16,116,000	16,482,000	17,399,000
Other Operating	2,294,000	2,070,000	1,324,000

	$24,921,000	$25,912,000	$26,997,000

Allocation To:
Casino	$3,846,000	$3,815,000	$4,186,000
Selling, General and Administrative	21,075,000	22,097,000	22,811,000

	$24,921,000	$25,912,000	$26,997,000

Cash and cash equivalents —
      Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

Allowance for doubtful accounts —
      In its normal course of business the Company incurs receivables arising from credit provided to casino and hotel customers. The allowance for doubtful accounts adjusts these gross receivables to Management’s estimate of their net realizable value. The provision for doubtful accounts charged to expense is determined by Management based on a periodic review of the receivable portfolio. This provision is based on estimates, and actual losses may vary from these estimates. The allowance for doubtful accounts is maintained at a level that Management considers adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $416,000, $1,040,000 and $1,586,000 for the years ended December 31, 2004, 2003 and 2002, respectively, were recorded in expenses on the accompanying consolidated statements of operations.

Inventories —
      Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

Property and equipment —
      Property and equipment purchased after September 29, 2000 have been recorded at cost and are being depreciated utilizing the straight-line method over their estimated useful lives as follows:

Buildings and improvements	25-40 years
Operating equipment	3-7 years
      Interest costs related to property and equipment acquisitions are capitalized during the acquisition period and are being amortized over the useful lives of the related assets.

GB HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred financing costs —
      The costs of issuing long-term debt, including all related underwriting, legal, directors and accounting fees, were capitalized and are being amortized over the term of the related debt issue. Deferred financing costs of $180,000 were incurred in connection with Property’s offering of $110,000,000 11% Notes due 2005 (the “11% Notes”). During 2001, additional costs of $2,083,000 associated with a Consent Solicitation by Property to modify the original indenture for the 11% Notes were capitalized. In July 2004, holders of the 11% Notes that tendered in the Consent Solicitation and Offer to Exchange also received their pro rata share of the aggregate consent fees ($6.6 million) at the rate of $100 per $1,000 of principal amount of the 11% Notes tendered. The pro rata share of the unamortized deferred financing costs associated with the 11% Notes tendered ($399,000) were included with the consent fees and recorded in Deferred Financing Costs ($1.9 million) and Other Assets ($4.5 million) on the accompanying Consolidated Balance Sheets (“Deferred 3% Note Fees”). The exchange is being accounted for as a modification of debt. The Deferred 3% Note Fees are being amortized over the term of the 3% Notes using the effective yield method. All external costs associated with the issuance of the 3% Notes have been expensed. For the years ended December 31, 2004, 2003 and 2002 amortization of deferred financing costs was $1,212,000, $555,000 and $555,000, respectively is are included in Interest Expense on the accompanying Consolidated Statements of Operations.

Long-lived assets —
      In 2002, the Company adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with FASB Statement No. 142 “Goodwill and Other Intangible Assets.” FAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. FAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. The adoption of FAS No. 144 did not have an impact on the Company’s consolidated financial statements.
      The Company periodically reviews long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairments are recognized when the expected future undiscounted cash flows derived from such assets are less than their carrying value. For such cases, losses are recognized for the difference between the fair value and the carrying amount. Assets to be disposed of by sale or abandonment, and where management has the current ability to remove such assets from operations, are recorded at the lower of carrying amount or fair value less cost of disposition. Depreciation for these assets is suspended during the disposal period, which is generally less than one year. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company’s consolidated financial statements. Management does not believe that any impairment currently exists related to its long-lived assets.

Accrued insurance —
      The Company is self insured for a portion of its general liability, workers compensation, certain health care and other liability exposures. A third party insures losses over prescribed levels. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience. Accordingly, the Company’s ultimate liability may differ from the amounts accrued.

GB HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes —
      GB Holdings’ provision for federal income taxes is calculated and paid on a consolidated basis with its Subsidiaries.
      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period of the enactment date.

Loss per share —
      Financial Accounting Standards No. 128, “Earnings Per Share” (FAS 128), requires, among other things, the disclosure of basic and diluted earnings per share for public companies. Since the capital structure of GB Holdings is simple, in that no potentially dilutive securities were outstanding during the periods presented, basic loss per share is equal to diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

Reclassifications —
      Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year consolidated financial statement presentations. The most significant reclassifications include the following: marketing costs that had been in Casino expense are now included in Selling, General and Administrative expense; Cash and coin incentives that were included in Promotional Allowances are now included in Casino Revenues and certain complimentary expenses that were included in Casino expense are now included in Promotional Allowances.

(4)	Long-Term Debt
      Long-term debt is comprised of the following:

	December 31,

	2004	2003

11% notes, due September 29, 2005(a)	$43,741,000	$110,000,000
3% Notes due July 22, 2008(b)	66,259,000	—

Total indebtedness	110,000,000	110,000,000
Less — current maturities	(43,741,000)	—

Total long-term debt	$66,259,000	$110,000,000

(a)	In accordance with its approved plan of reorganization, GB Holdings through its then wholly-owned subsidiaries issued $110 million at 11% interest payable September 29, 2005 (“11% Notes”). Interest on the 11% Notes is payable on March 29 and September 29, beginning March 29, 2001. The outstanding principal is due on September 29, 2005.

The original indenture for the 11% Notes contained various provisions, which, among other things, restricted the ability of GB Holdings, and GBHC to incur certain senior secured indebtedness beyond certain limitations, and contained certain other limitations on the ability to merge, consolidate, or sell substantially all of their assets, to make certain restricted payments, to incur certain additional senior liens, and to enter into certain sale-leaseback transactions.

GB HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In a Consent Solicitation Statement and Consent Form dated September 14, 2001, Property sought the consent of holders of the 11% Notes to make certain changes to the original indenture (the “Modifications”). The Modifications included, but were not limited to, a deletion of, or changes to, certain provisions the result of which would be (i) to permit GB Holdings and its subsidiaries to incur any additional indebtedness without restriction, to issue preferred stock without restriction, to make distributions in respect of preferred stock and to prepay indebtedness without restriction, to incur liens without restriction and to enter into sale-leaseback transactions without restriction, (ii) to add additional exclusions to the definition of “asset sales” to exclude from the restrictions on “asset sales” sale-leaseback transactions, conveyances or contributions to any entity in which GB Holdings or its subsidiaries has or obtains equity or debt interests, and transactions (including the granting of liens) made in accordance with another provision of the Modifications relating to collateral release and subordination or any documents entered into in connection with an “approved project” (a new definition included as part of the Modifications which includes, if approved by the Board of Directors of GB Holdings, incurrence of indebtedness or the transfer of assets to any person if GB Holdings or any of its subsidiaries has or obtain debt or equity interests in the transferee or any similar, related or associated event, transaction or activity) in which a release or subordination of collateral has occurred including, without limitation, any sale or other disposition resulting from any default or foreclosure, (iii) to exclude from the operation of covenants related to certain losses to collateral, any assets and any proceeds thereof, which have been subject to the release or subordination provisions of the Modifications, (iv) to permit the sale or other conveyances of Casino Reinvestment Development Authority (the “CRDA”) investments in accordance with the terms of a permitted security interest whether or not such sale was made at fair value, (v) to exclude from the operation of covenants related to the deposit into a collateral account of certain proceeds of “asset sales” or losses to collateral any assets and any proceeds thereof, which have been subject to the release or subordination provisions of the Modifications, (vi) to add new provisions authorizing the release or subordination of the collateral securing the 11% Notes in connection with, in anticipation of, as a result of, or in relation to, an “approved project”, and (vii) various provisions conforming the text of the original indenture to the intent of the preceding summary of the Modifications.

(b)	On July 22, 2004, Atlantic Holdings consummated the Consent Solicitation and Offer to Exchange which it commenced and in which Atlantic Holdings offered to exchange its 3% Notes due July 22, 2008 for 11% Notes due September 29, 2005, issued by Property. Pursuant to the Consent Solicitation and Offer to Exchange, an aggregate principal amount of $66,258,970 of 11% Notes, representing 60.2% of the outstanding 11% Notes, were tendered to Atlantic Holdings, on a dollar for dollar basis, in exchange for an aggregate principal amount of $66,258,970 of 3% Notes. At the election of the holders of a majority in principal amount of the outstanding 3% Notes, each $1,000 principal amount of 3% Notes is payable in or convertible into 65.909 shares of Atlantic Holdings Common Stock, subject to adjustments for stock dividends, stock splits, recapitalizations and the like. As a result of the Transaction, the $43.7 million in 11% Notes are no longer secured by any property or equipment of the Company. Holders of the 11% Notes that tendered in the Consent Solicitation and Offer to Exchange also received their pro rata share of the aggregate consent fees ($6.6 million) at the rate of $100 per $1000 principal amount of the 11% Notes tendered, plus accrued interest ($2.3 million) on the 11% Notes tendered, which amounts were paid at the consummation of the Transaction. The exchange is being accounted for as a modification of debt. The consent fees paid are being amortized over the term of the 3% Notes using the effective yield method. All external costs associated with the issuance of the 3% Notes have been expensed. As indicated in the Consent Solicitation and Offer to Exchange, an aggregate of 10,000,000 warrants, issued by Atlantic Holdings, were distributed on a pro rata basis to the shareholders of GB Holdings upon the consummation of the Transaction. Such Warrants allow the holders to purchase, from Atlantic Holdings, at an exercise price of $.01 per share, an aggregate of 2,750,000 shares of Atlantic Holdings Common Stock and are only exercisable following the earlier of (a) either the 3% Notes being paid in cash or upon conversion, in whole or in part, into Atlantic Holdings Common Stock, (b) payment in full of the

GB HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding principal of the 11% Notes which have not been exchanged, or (c) a determination by a majority of the board of directors of Atlantic Holdings (including at least one independent director of Atlantic Holdings) that the Warrants may be exercised. The fair value of the warrants as of July 22, 2004 (date of issuance) was $43,587,000 (as determined by a third party valuation). An additional $4.9 million in legal, accounting, professionals and state transfer fees were expended related to the Transaction, of which $3.1 million and $1.8 million were charged to debt restructuring costs during 2004 and 2003, respectively.
      On November 12, 2004, Atlantic Holdings and ACE entered into a Loan and Security Agreement (the “Loan Agreement”), by and among Atlantic Holdings, as borrower, ACE, as guarantor, and Fortress Credit Corp. (“Fortress”), as lender, and certain related ancillary documents, pursuant to which, Fortress agreed to make available to Atlantic Holdings a senior secured revolving credit line providing for working capital loans of up to $10 million (the “Loans”), to be used for working capital purposes in the operation of The Sands, located in Atlantic City, New Jersey. The Loan Agreement and the Loans thereunder have been designated by the Board of Directors of Atlantic Holdings and Atlantic Holdings,as manager of ACE, as Working Capital Indebtedness (as that term is defined in the Indenture) (the “Indenture”), dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE, as guarantor, and Wells Fargo Bank, National Association, as trustee (the “Trustee”).
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
      The Loans are secured by a first lien and security interest on all of Atlantic Holdings’ and ACE’s personal property and a first mortgage on The Sands. Fortress entered into an Intercreditor Agreement, dated as of November 12, 2004, with the Trustee pursuant to the Loan Agreement. The Liens (as that term defined in the Indenture) of the Trustee on the Collateral (as that term is defined in the Indenture), are subject and inferior to Liens which secure Working Capital Indebtedness such as the Loans.
      Fortress may terminate its obligation to advance and declare the unpaid balance of the Loans, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include payment default, covenant defaults, bankruptcy type defaults, attachments, judgments, the occurrence of certain material adverse events, criminal proceedings, and defaults by Atlantic Holdings or ACE under certain other agreements. As of December 31, 2004 there had been no borrowings related to the Loans.
      The Borrower and Guarantor on the Loan Agreement are required to maintain the following financial covenants; (1) a minimum EBITDA (as defined in the Loan Agreement) of $12.5 million, which shall be measured and confirmed as of the twelve month period ended each respective January 1, April 1, July 1 and October 1 of each year until the full and final satisfaction of the loan and (2) a Minimum Leverage Ratio of which the Borrower shall not permit its ratio of defined Total Debt to EBITDA, as measured and confirmed annually on a trailing twelve month basis to exceed 6.25:1. As of December 31, 2004, The Company is in compliance with these covenants.
      At December 31, 2004 and 2003, accrued interest on the 11% Notes was $1,216,000 and $3,092,000, respectively and is included in Accrued Interest. Accrued interest on the 3% Notes was $883,000 at

GB HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and is included in Other Non-Current Liabilities. Interest on the 11% Notes is due semi-annually on March 29th and September 29th. Interest on the 3% Notes are due at maturity, on July 22, 2008.

(5)	Income Taxes
      The components of the provision for income taxes are as follows:

	Year Ended December 31,

	2004		2003		2002

Federal income tax provision	$		$		$
Current		—		—		—
Deferred		—		—		—
State income tax provision
Current		(986,000)		(958,000)		(784,000)
Deferred		—		—		—

		$(986,000)		$(958,000)		$(784,000)

GB HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred tax liabilities and assets as of December 31, 2004 and 2003 were as follows:

	2004	2003

Deferred tax assets:
Bad debt reserve	$1,578,000	$2,418,000
Deferred financing costs	—	234,000
Group insurance	904,000	747,000
Accrued vacation	603,000	613,000
Action cash awards accrual	191,000	123,000
Jackpot accrual	407,000	298,000
Medical reserve	534,000	408,000
Debt restructuring costs	—	754,000
CRDA	6,293,000	5,724,000
Federal and state net operating loss carryforward	21,962,000	17,004,000
Workers Compensation	462,000	—
Grantors trust income	3,713,000	3,616,000
Credit carryforwards	3,345,000	3,385,000
Other	770,000	297,000

Total deferred tax assets	40,762,000	35,621,000
Less valuation allowance	(24,209,000)	(17,685,000)

Total deferred tax assets after valuation allowance	16,553,000	17,936,000

Deferred tax liabilities:
Noncurrent:
Depreciation of plant and equipment	(16,336,000)	(17,812,000)
Deferred financing costs	(81,000)	—
Other	(11,000)	—
Chips and tokens	(125,000)	(124,000)

Total deferred tax liabilities	(16,553,000)	(17,936,000)

Net deferred tax assets (liabilities)	$—	$—

      The net change in the valuation allowance for deferred income tax assets was an increase of $6.5 million in 2004 and an increase of $7.4 million in 2003. Federal net operating loss carryforwards totaled approximately $59 million as of December 31, 2004 and will begin expiring in the year 2022 and forward. New Jersey net operating loss carryforwards totaled approximately $20.2 million as of December 31, 2004. The Company also has general business credit carryforwards of approximately $1.1 million which expire in 2005 through 2024. Additionally, as of December 2004, the Company has a federal alternative minimum tax (AMT) credit carryforward of about $72,000 and a New Jersey alternative minimum assessment (AMA) credit carryforward of approximately $2.2 million, both of which can be carried forward indefinitely.
      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the tax benefits of certain

GB HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
future deductible temporary differences will be realized based on the reversal of existing temporary differences, and therefore, a valuation allowance has not been provided for these deferred tax assets. Additionally, management has determined that the realization of certain of the Company’s deferred tax assets is not more likely than not and, as such, has provided a valuation allowance against those deferred tax assets at December 31, 2004 and 2003.
      The provision for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

	Years Ended December 31,

	2004	2003	2002

Expected federal benefit	(35.0)%	(35.0)%	(35.0)%
State taxes net of federal benefit	(0.4)%	(2.2)%	(1.6)%
State tax rate correction	0.0%	3.9%	0.0%
Expired tax credit	2.7%	0.7%	0.0%
Permanent differences	0.4%	0.2%	0.9%
Tax credits	(6.2)%	(5.2)%	(13.2)%
Deferred tax valuation allowance	55.2%	43.3%	57.8%
Other	(8.4)%	0.0%	3.1%

	8.3%	5.7%	12.0%

(6)	Transactions with Related Parties
      The Company’s rights to the trade name “The Sands” (the “Trade Name”) were derived from a license agreement with an unaffiliated third party. Amounts payable by the Company for these rights were equal to the amounts paid to the unaffiliated third party. On September 29, 2000, High River assigned the Company the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of September 29, 2000 through May 19, 2086, subject to termination rights for a fee after a certain minimum term. High River is an entity controlled by Carl C. Icahn. High River received no payments for its assignment of these rights. Payment was made directly to the owner of the Trade Name. On or about July 14, 2004, the Company entered into a license agreement with Las Vegas Sands, Inc., for the use of the trade name “Sands” through May 19, 2086, subject to termination rights for a fee after a certain minimum term. This new license agreement superseded and replaced the above-mentioned trade name rights assigned to the Company by High River. In connection with the Transaction discussed above, the July 14, 2004 license agreement was assigned to ACE as of July 22, 2004. The payments made to the licensor in connection with the trade name amounted to $259,000, $263,000 and $272,000, respectively, for the years ended December 31, 2004, 2003 and 2002.
      The Company has entered into an intercompany services arrangement with American Casinos & Entertainment Properties LLC (“ACEP”), which is controlled by affiliates of Mr. Icahn, whereby ACEP provides management and consulting services. The Company is billed based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During 2004, 2003 and 2002, we were billed approximately $387,500, $190,600 and $27,900, respectively.
      On February 28, 2003, the Company entered into a two year agreement with XO Communications, Inc. a long-distance phone carrier controlled by Carl C. Icahn. The agreement can be extended beyond the minimum two year term on a month-to-month basis. Payments for such charges incurred for the year ended December 31, 2004 and 2003 amounted to $181,000 and $127,000, respectively. The agreement is currently continuing on a monthly basis.

GB HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004 and 2003, the Company owed approximately $371,000 and $48,000, respectively, for reimbursable expenses to related parties.

(7)	New Jersey Regulations and Obligatory Investments
      The Company conducts gaming operations in Atlantic City, New Jersey and operates a hotel and several restaurants, as well as related support facilities. The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under the New Jersey Casino Control Act (“NJCCA”), ACE was required to obtain and is required to periodically renew its operating license. A casino license is not transferable and, after the initial licensing and two one-year renewal periods, is issued for a term of up to four years. The plenary license issued to The Sands was renewed by the Commission in September, 2004 and extended through September 2008. The Commission may reopen licensing hearings at any time. If it were determined that gaming laws were violated by a licensee, the gaming license could be conditioned, suspended or revoked. In addition, the licensee and other persons involved could be subject to substantial fines.
      In order to renew the casino license for The Sands, the Commission determined that Atlantic Holdings and ACE are financially stable. In order to be found “financially stable” under the NJCCA, Atlantic Holdings and ACE must demonstrate, among other things, their ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, a timely renewal application of the casino license for a four year term was filed. The CCC approved the casino license renewal application for a four year term on September 29, 2004 with certain conditions, including monthly written reports on the status of the 11% Notes, and a definitive plan by GB Holdings to address the maturity of the 11% Notes to be submitted no later than August 1, 2005 as well as other standard industry reporting requirements.
      The NJCCA requires casino licensees to pay an investment alternative tax of 2.5% of Gross Revenue (the “2.5% Tax”) or, in lieu thereof, to make quarterly deposits of 1.25% of quarterly Gross Revenue with the CRDA (the “Deposits”). The Deposits are then used to purchase bonds at below-market interest rates from the CRDA or to make qualified investments approved by the CRDA. The CRDA administers the statutorily mandated investments made by casino licensees and is required to expend the monies received by it for eligible projects as defined in the NJCCA. The Sands has elected to make the Deposits with the CRDA rather than pay the 2.5% Tax.
      As of December 31, 2004 and 2003, the Company had purchased bonds totaling $6,717,000 and $6,875,000, respectively. In addition, the Company had remaining funds on deposit and held in escrow by the CRDA at December 31, 2004 and 2003, of $17,430,000 and $15,171,000, respectively. The bonds purchased and the amounts on deposit and held in escrow are included in obligatory investments.
      Obligatory investments at December 31, 2004 and 2003, are net of accumulated valuation allowances of $12,500,000 and $11,340,000, respectively, based upon the estimated realizable values of the investments. Provisions for valuation allowances for the years ended December 31, 2004, 2003 and 2002 amounted to $1,165,000, $1,434,000 and 1,521,000, respectively.
      The Company has, from time to time, contributed certain amounts held in escrow by the CRDA to fund CRDA sponsored projects. During 2004 and 2003, the Company donated $333,000 and $694,000, respectively, of its escrowed funds to CRDA sponsored projects. No specific refund or future credit has been associated

GB HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with the 2003 contributions. During 2002, the Company contributed $925,000 of its escrowed funds to CRDA sponsored projects and received $116,000 in a cash refund. Prior to this, the CRDA had granted the Company both cash refunds and waivers of certain of its future Deposit obligations in consideration of similar contributions. Other assets aggregating $414,000 and $621,000, respectively, have been recognized at December 31, 2004 and 2003, and are being amortized over a period of ten years commencing with the completion of the projects. Amortization of other assets totaled $207,000, $205,000 and $199,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in depreciation and amortization, including provision for obligatory investments.
      The Company has agreed to contribute certain of its future investment obligations to the CRDA in connection with the renovation related to the Atlantic City Boardwalk Convention Center. The projected total contribution will amount to $6.9 million, which will be paid through 2011 based on an estimate of certain of the Company’s future CRDA deposit obligations. As of December 31, 2004, the Company had satisfied $2.2 million of this obligation.
      In April 2004, the casino industry, the CRDA and the New Jersey Sports and Exposition Authority agreed to a plan regarding New Jersey video lottery terminals (“VLTs”). Under the plan, casinos will pay a total of $96 million over a period of four years, of which $10 million will fund, through project grants, North Jersey CRDA projects and $86 million will be paid to the New Jersey Sports and Exposition Authority which will then subsidize certain New Jersey horse tracks to increase purses and attract higher-quality races that would allow them to compete with horse tracks in neighboring states. In return, the race tracks and New Jersey have committed to postpone any attempts to install VLTs for at least four years. $52 million of the $86 million would be donated by the CRDA from the casinos’ North Jersey obligations and $34 million would be paid by the casinos directly. It is currently estimated that the Company’s current CRDA deposits for North Jersey projects are sufficient to fund the Company’s proportionate obligations with respect to the $10 million and $52 million commitments. The Company’s proportionate obligation with respect to the $34 million commitment is estimated to be approximately $1.3 million payable over a four year period in annual installments due October 15th ranging from $278,000 to $398,000 per year. The Company’s proportionate obligation with respect to the combined $10 million and $52 million commitment is estimated to be approximately $2.5 million payable over a four year period. The amounts will be charged to operations, on a straight-line basis, through January 1, 2009. The Company made its initial cash payment of $278,000 in satisfaction of this obligation during October 2004.

(8)	Commitments and Contingencies

Legal Proceedings
      We are, from time to time, parties to various legal proceedings arising out of our businesses. We believe, however, that other than the proceedings discussed below, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.
      Tax appeals on behalf of ACE and the City of Atlantic City challenging the amount of ACE’s real property assessments for tax years 1996 through 2003 are pending before the NJ Tax Court.
      By letter dated January 23, 2004, Sheffield Enterprises, Inc. asserted potential claims against the Company under the Lanham Act for permitting a show entitled The Main Event, to run at The Sands during 2001. Sheffield also asserts certain copyright infringement claims growing out of the Main Event performances. This matter was concluded by a confidential settlement entered into by the parties in January 2005. Under the settlement, the Company was fully indemnified by Main Event’s insurer for the amount of the stipulated damages. The Company was responsible for payment of its own legal fees, which were not material.

GB HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Labor Relations
      The Company has collective bargaining agreements with three unions that represent approximately 804 employees, most of whom are represented by the Hotel, Restaurant Employees and Bartenders International Union, AFL-CIO, Local 54. The collective bargaining agreement with Local 54 was renewed for a five year term in 2004. The collective bargaining agreements with the Carpenters, Local 623 (4.6% of union employees) and Entertainment Workers, Locals 68 and 917 (10.0% of union employees) expire in April and July 2006, respectively. Management considers its labor relations to be good.

(9)	Employee Retirement Savings Plan
      ACE administers and participates in The Sands’ Retirement Plan, a qualified defined contribution plan for the benefit of all of ACE employees, who satisfy certain eligibility requirements.
      The Sands’ Retirement Plan is designed and operated to meet the qualification requirements under section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”) and contains a qualified cash-or-deferred arrangement meeting the requirements of section 401(k) of the Code. All employees of ACE, who have completed one year of service, as defined, and who have attained the age of 21, are eligible to participate in the Savings Plan.
      The Sands’ Retirement Plan provides for an employer matching contribution based upon certain criteria, including levels of participation by The Sands’ employees. The Company incurred matching contributions totaling $441,000, $406,000 and $575,000, for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company also contributes to multi-employer pension, health and welfare plans for its union employees. For the years ended December 31, 2004, 2003 and 2002, the Company contributed $5,576,000, $5,411,000 and $5,750,000, respectively.

(10)	Disclosures about Fair Value of Financial Instruments
      Disclosure of the estimated fair value of financial instruments is required under FAS No 107, “Disclosure About Fair Value of Financial Instruments.” The fair value estimates are made at discrete points in time based on relevant market information and information about the financial instruments. These estimates may be subjective in nature and involve uncertainties and significant judgment and therefore cannot be determined with precision.
      Cash and cash equivalents are valued at the carrying amount. Such amount approximates the fair value of cash equivalents because of the short maturity of these instruments.
      Obligatory investments are valued at a carrying amount which includes an allowance reflecting the below market interest rate associated with such investments.
      The 11% Notes are valued at the market trading price at April 16, 2004 which was the last full trading day prior to the delisting of these Notes from trading on the American Stock Exchange.
      The 3% Notes are valued at the amount paid by American Real Estate Partnership, L.P. (“AREP”) to purchase the Notes held by Icahn affiliates in January 2005.

GB HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated carrying amounts and fair values of GB Holdings’ financial instruments are as follows:

	December 31, 2004		December 31, 2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$12,756,000	$12,756,000	$33,454,000	$33,454,000
Obligatory investments, net	11,647,000	11,647,000	10,705,000	10,705,000
Financial Liabilities:
Interest payable	2,099,000	2,099,000	3,092,000	3,092,000
11% Notes	43,741,000	35,430,000	110,000,000	91,300,000
3% Notes	66,259,000	64,452,000	—	—

(11)	Leases
      The Company leases certain equipment and property under operating leases. Total lease expense was $2.0 million, $2.1 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The following table sets forth the future minimum commitments for operating leases and capital leases having remaining non-cancelable lease terms in excess of one year:

	Operating Leases	Capital Leases

2005	$1,967,000	$286,000
2006	1,998,000	286,000
2007	1,998,000	188,000
2008	1,998,000	—
2009	1,998,000	—
Thereafter	6,434,000	—

Total Minimum Lease Payments	$16,393,000	760,000

Less imputed interest costs		(80,000)

Present value of Net Minimum Capital Lease Payments		$680,000

(12)	Subsequent Events
      On January 21, 2005, AREP and Cyprus LLC (“Cyprus”), an affiliate of Mr. Icahn, entered into a Purchase Agreement, pursuant to which AREP agreed to purchase from Cyprus 4,121,033 shares of GB Holdings and warrants to purchase 1,133,284 shares of common stock of Atlantic Holdings. The warrants were distributed to Cyprus by GB Holdings in connection with the Transaction and will become exercisable upon certain conditions at an exercise price of $.01 per share.

GB HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Selected Quarterly Financial Data (Unaudited)

	Quarter

	First	Second	Third	Fourth

Year Ended December 31, 2004
Net revenues	$40,990,000	$44,570,000	$44,160,000	$41,523,000

Income (loss) from operations	$915,000	$1,911,000	$719,000	$(1,604,000)

Net loss	$(3,140,000)	$(2,493,000)	$(3,124,000)	$(4,065,000)

Net loss per share	$(0.31)	$(0.25)	$(0.31)	$(0.41)

Year Ended December 31, 2003
Net revenues	$39,303,000	$45,464,000	$45,211,000	$37,771,000

Income (loss) from operations	$(1,298,000)	$2,607,000	$(144,000)	$(4,123,000)

Net loss	$(4,401,000)	$(507,000)	$(3,456,000)	$(9,349,000)

Net loss per share	$(0.44)	$(0.05)	$(0.35)	$(0.93)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
      In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s management, of the effectiveness of the Company’s disclosure and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 9B.	Other Information
      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The Board of Directors of GB Holdings consist of: Carl C. Icahn, Michael L. Ashner, Martin Hirsch, Harold First, Auguste E. Rimpel, Jr. and John P. Saldarelli. Messrs. Ashner, First and Rimpel, Jr. were elected to the Board of Directors of GB Holdings, as independent members, and to the Audit Committee of GB Holdings.
      No family relationships exist between any directors or executive officers of GB Holdings.
Directors and Officers
      Certain information is set forth below concerning the directors and executive officers of each of GB Holdings.

Name	Age	Position

Carl C. Icahn(1)	69	Chairman of the Board of Directors
Martin Hirsch(2)	50	Director
John P. Saldarelli(3)	63	Director
Michael L. Ashner(4)	52	Director
Harold First(5)	68	Director
Auguste E. Rimpel, Jr.(6)	65	Director
Richard P. Brown(7)	57	Chief Executive Officer
Denise Barton(8)	47	Chief Financial Officer and Principal Accounting Officer
Thomas Davis(9)	55	Former President
George Toth(10)	58	President, ACE Gaming, LLC
Patricia M. Wild(11)	53	Vice President, General Counsel and Secretary

(1)	Carl C. Icahn has served as Chairman of the Board and a director of Starfire Holding Corporation (“Starfire”) (formerly Icahn Holding Corporation), a privately-held holding company, and Chairman of the Board and a director of various subsidiaries of Starfire, since 1984. Mr. Icahn is and has been since 1994 a majority shareholder, the Chairman of the Board and a Director of American Railcar Industries, Inc. (“ARI”), a Missouri corporation. ARI is primarily engaged in the business of manufacturing, managing, leasing and selling of railroad freight and tank cars. Mr. Icahn has also been Chairman of the Board and President of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, since 1968. Since November 1990, Mr. Icahn has been Chairman of the Board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate and holds various other interests, including the interests in its subsidiaries that are engaged, among other things, in the oil and gas business and casino entertainment business. Mr. Icahn has been a director of Cadus Pharmaceutical Corporation, a firm that holds various biotechnology patents, since 1993. From August 1998 to August 2002, Mr. Icahn served as Chairman of the Board of Maupintour Holding LLC (f/k/a/ Lowestfare.com, LLC), an internet travel reservations company. From October 1998 through May, 2004, Mr. Icahn was the President and a director of Stratosphere Corporation, which operates the Stratosphere Hotel and Casino. Since September 29, 2000, Mr. Icahn has served as the Chairman of the Board of GB Holdings which owns all of the outstanding stock of Atlantic Holdings, which through its wholly-owned subsidiary owns and operates The Sands. Mr. Icahn also serves in the same capacity with Atlantic Holdings. In January 2003, Mr. Icahn became Chairman of the Board and a director of XO Communications, Inc., a telecommunications company. Mr. Icahn received his B.A. from Princeton University in 1957.

(2)	Martin Hirsch has served as a Vice President of API since 1991 and AREP since inception. Mr. Hirsch focuses on investment, management and disposition of real estate properties and other assets. On March 23, 2000, Mr. Hirsch was elected to serve as Executive Vice President and Director of Acquisitions and Development of API. From January 1986 to January 1991, Mr. Hirsch was a Vice President of Integrated Resources, Inc. where he was involved in the acquisition of commercial real estate properties and asset management. In 1985 and 1986, Mr. Hirsch was a Vice President of Hall Financial Group where he was involved in acquiring and financing commercial and residential properties. Mr. Hirsch has been a director of National Energy Group, Inc. since 1998. Since September 29, 2000 Mr. Hirsch served as a director of GB Property Funding Inc. from September 29, 2000 until July 22, 2004 and of Greate Bay Hotel and Casino, Inc. from February 28, 2001 until July 22, 2004. Mr. Hirsch has served as a Director of GB Holdings, Inc. which owns all of the outstanding stock of Atlantic Coast Entertainment Holdings, Inc., which through its wholly-owned subsidiary owns and operates The Sands Hotel and Casino in Atlantic City, New Jersey and GB Property Funding, Inc. Since July 22, 2004, Mr. Hirsch also serves in the same capacity with Atlantic Coast Entertainment Holdings, Inc.

(3)	John P. Saldarelli has served as Vice President, Secretary and Treasurer of API since March 18, 1991 and as Chief Financial Officer since June 2000 and of AREP Finance since inception. Mr. Saldarelli was President of Bayswater Realty Brokerage Corp. from June 1987 until November 19, 1993, and Vice President of Bayswater Realty & Capital Corp. from September 1979 until April 15, 1993. Mr. Saldarelli served as a director of Stratosphere from October, 1998 until May 2004. Mr. Saldarelli has served as a director of GB Property Funding, Inc. and Greate Bay Hotel and Casino, Inc. from February 28, 2001 until July 22, 2004. Since February 28, 2001, Mr. Saldarelli has served as a Director of GB Holdings, Inc. which owns all of the outstanding stock of Atlantic Coast Entertainment Holdings, Inc., which through its wholly-owned subsidiary owns and operates The Sands Hotel and Casino in Atlantic City, New Jersey. Since July 22, 2004, Mr. Saldarelli also serves in the same capacity with Atlantic Coast Entertainment Holdings, Inc.

(4)	Michael L. Ashner serves as the Chief Executive Officer of Newkirk MLP Corp., a position he has held since January 2002 as well as the Chief Executive Officer of Winthrop Financial Associates, a Limited Partnership and its affiliates, a position he has held since January 1996. Mr. Ashner has been the Chief Executive Officer of First Union Real Estate Equity and Mortgage Investments, a publicly traded real estate investment trust which we refer to as First Union, since December 31, 2003 and Chairman since April 2004. Mr. Ashner has also served as the Chief Executive Officer of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., three separate publicly traded real estate investment trusts listed on the American Stock Exchange that were recently liquidated. Since 1981, Mr. Ashner has been Chairman of Exeter Capital Corporation, a firm that has organized and administered real estate limited partnerships. Mr. Ashner also currently serves on the Board of Directors of NBTY Inc., a publicly traded company that is a manufacturer, marketer and retailer of nutritional supplements. Mr. Ashner has been a member of the Audit Committee of GB Holdings since October 3, 2000. Since October 31, 2003, Mr. Ashner has served as a member of Atlantic Holdings’ Board of Directors.

(5)	Harold First has been a self-employed independent financial consultant since 1993. He is a certified public accountant. Within the past five years, Mr. First served as a director and chairman of the Audit Committee of Philip Services Corporation, a leading integrated provider of industrial and metals services that at the time was a public company in which Carl C. Icahn held an interest through ownership of securities and debt, and as a director of Panaco Inc., an oil and gas drilling company that at the time was a public company in which Mr. Icahn held an interest through securities or debt.

Mr. First serves as a director and chairman of the Audit Committee of GB Holdings, which owns all of the outstanding stock of Atlantic Coast Entertainment Holdings, Inc., which through its wholly-owned subsidiary owns and operates The Sands. Mr. First is also a director and chairman of the Audit Committee of Atlantic Holdings.

Mr. First holds a B.S. from Brooklyn College.

(6)	Auguste E. Rimpel, Jr. has been a retired partner of PricewaterhouseCoopers LLP (“PwC”) since 2000. He was with PwC and its predecessor firm, Price Waterhouse, since 1983, most recently as Managing Partner of International Consulting services for the Washington Consulting Practice of the firm. Prior to his tenure at PwC, Dr. Rimpel served as a Partner with Booz Allen & Hamilton, Inc., a management consulting firm and as a Vice President of Arthur D. Little International, Inc., a management consulting firm.

Dr. Rimpel currently serves as Chairman of the Board of Trustees of the University of the Virgin Islands. Since April 25, 2001, he has served as a member of the Audit Committee and Board of Directors of GB Holdings, which owns all of the outstanding stock of Atlantic Holdings, which through its wholly-owned subsidiary owns and operates The Sands. Dr. Rimpel also serves as a member of the Board of Directors and the Audit Committee of Atlantic Holdings.

Dr. Rimpel received a Ph.D. in chemical engineering from Carnegie Institute of Technology and was an International Fellow at Columbia University Graduate School of Business.

(7)	Richard P. Brown serves as President and Chief Executive Officer of GB Holdings, Inc. and Atlantic Coast Entertainment Holdings, Inc., and also serves as the President and Chief Executive Officer of American Entertainment Properties Corp., American Casino & Entertainment Properties Finance Corp. and American Casino & Entertainment Properties LLC (“ACEP”); and President, Chief Executive Officer and a director of American Entertainment Properties Corp. and ACEP Finance since inception. Mr. Brown has over 12 years experience in the gaming industry. Mr. Brown has been the President and Chief Executive Officer of each of the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder since June 2002. From January 2001 to June 2002, he served as Chief Operating Officer for all three properties. Prior to joining Stratosphere Gaming Corp. in March 2000 as Executive Vice President of Marketing, Mr. Brown held executive positions with Harrah’s Entertainment and Hilton Hotels Corporation.

(8)	Denise Barton serves as Vice President, Chief Financial Officer and Principal Accounting Officer of GB Holdings, Inc. and Atlantic Coast Entertainment Holdings, Inc., and also serves as the Senior Vice President, Chief Financial Officer, Treasurer and Secretary of American Entertainment Properties Corp., American Casino & Entertainment Properties Finance Corp. and American Casino & Entertainment Properties LLC since inception. Ms. Barton has been Senior Vice President and Chief Financial Officer of each of the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder since February 2003. Ms. Barton joined the Stratosphere as Vice President of Finance and Chief Financial Officer in August 2002. From February 1999 to June 2002, she served as Chief Financial Officer for Lowestfare.com, a travel company controlled by affiliates of Mr. Icahn. Ms. Barton was employed by KPMG LLP, certified public accountants, from January 1990 to February 1999. Ms. Barton is a certified public accountant.

(9)	Thomas Davis, served as President of GB Holdings, Property, GBHC and Atlantic Holdings from February 2003 until February 2004. Previously, Mr. Davis served as Vice President of Business Development at Stratosphere Corporation from November 2002 until February 2003. Prior to joining the Stratosphere Corporation, Mr. Davis served as General Manager of Little River Casino Resort from 1999, General Manager at Chinook Winds Resort-Casino from 1998 to 1999 and General Manager of Pioneer Gambling Hall & Hotel from 1996 to 1998.

(10)	George Toth was appointed Interim President of the GBHC in February 2004 and appointed President of ACE in June 2004. Prior to that, Mr. Toth was Vice President of Hotel Operations and Security for GBHC and has held various positions in the company since 1994, including Vice President of Construction and Operations and Executive Director of Support Services.

(11)	Patricia M. Wild has served as Vice President, General Counsel and Secretary of GB Holdings, Atlantic Holdings and ACE Gaming since June 2004. Prior to her appointment, Ms. Wild served as Vice President, Corporate Counsel and Vice President of Claims Administration for Park Place Entertainment Corporation from 1998 to 2003. From 1989 to 1998, Ms. Wild served in various legal capacities for the Trump casino hotel properties in Atlantic City, including Vice President of Legal Affairs for Trump’s Castle Associates and Vice President, General Counsel and Secretary for Trump Plaza

Associates. From 1986 to 1989, Ms. Wild served as a Deputy Attorney General with the Environmental Prosecutions Task Force of the NJ Division of Criminal Justice. Ms. Wild was a Deputy Attorney General with the New Jersey Division of Gaming Enforcement from 1983 to 1986.

      The Board of Directors has determined that Harold First qualifies as an “audit committee financial expert” as defined in ITEM 401(h) of Regulation S-K of the Exchange Act, and that Mr. First is independent of management as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
      Each director shall hold office until the next annual meeting and until his successor is elected and qualified or until his earlier death, disqualification, resignation or removal. Each executive officer shall hold office until his successor is chosen and qualified or until his earlier resignation or removal.
Code of Ethics
      The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934 requires GB Holdings’ officers and directors, and persons who own more than ten percent of a registered class of GB Holdings’ equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish GB Holdings with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished by the Company, or written representations that no Forms 5 were required, GB Holdings believes that during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were satisfied.

Item 11.	Executive Compensation
Summary of Cash and Certain Other Compensation
      GB Holdings does not pay any compensation to any employee or executive officer. Atlantic Holdings provides money to GB Holdings to pay the compensation of the independent directors (see “Compensation of Directors” below). The following table provides certain summary information concerning compensation paid or accrued by Atlantic Holdings, to or on behalf of (i) Atlantic Holdings’ Chief Executive Officer; (ii) each of the other executive officers of Atlantic Holdings determined as of the end of the last fiscal year; and (iii) additional individuals who would have qualified as among the executive officers of Atlantic Holdings but for the fact that the individual was not serving as an executive officer at the end of the last year (hereafter referred to as the named executive officers), for the years ended December 31, 2004, 2003 and 2002.

	Annual Compensation
					All Other
Name and Principal Position	Year	Salary		Bonus	Compensation(1)

Richard P. Brown(2)	2004	$—		$—	$—
Chief Executive Officer	2003	—		—	—
	2002	—		—	—
George Toth	2004	218,529		—	3,267
President, ACE	2003	144,685		—	3,477
	2002	109,756		—	2,639
Thomas Davis	2004	64,211	(5)	—	—
Former President, GBH	2003	247,067		—	—
	2002	—		—	—
William Cooney(3)	2004	214,538		10,000	4,604
Senior Vice President	2003	159,374		2,000	2,721
Customer Development	2002	180,654	(5)	—	—
Stephanie Wheeler(4)	2004	149,203		—	3,792
Vice President — Human Resources	2003	145,999		—	901
	2002	88,038		—	—

(1)	Includes matching contributions by ACE to The Sands’ Retirement Savings Plan on behalf of the named executive officer.

(2)	Mr. Brown has served as Chief Executive Officer of Atlantic Holdings since November 2003. Mr. Brown has been Chief Executive Officer of GB Holdings since September 2002. He also serves as President and Chief Executive Officer of ACEP, which provides services to us and receives fees for those services from us. Mr. Brown does not receive any compensation from us. He is compensated by ACEP. See “Related Party Transactions.”

(3)	William Cooney has served ACE as Senior Vice President, Customer Development since July 2004 and he served in the same capacity at GBHC from February 2003 through July 2004. Prior to that, Mr. Cooney was Vice President, Player Development at Tropicana Casino from May 2002 until February 2003. Mr. Cooney had previously served GBHC as Executive Vice President, Marketing Operations from February 2001 until May 2002 and Vice President Marketing from March 2000 until February 2001 and Vice President, Player Development from September 1999 until March 2000. Prior to that, Mr. Cooney served as Executive Director of Player Development.

(4)	Stephanie Wheeler has served ACE as Vice President, Human Resources & Hotel Services since March 2005. Prior to that, Ms. Wheeler served ACE as Vice President, Human Resources from July 22, 2004 until March 2005. Prior to that, Ms. Wheeler served GBHC as Vice President, Human Resources from May 2002 until July 22, 2004. Prior to that, Ms. Wheeler was Program Director, Human Capital Strategies at William J. Hughes Technical Center/ Federal Aviation Administration from March 2002 to

May 2002. Prior to that, Ms. Wheeler was Vice President, Human Resources at Harrah’s Casino Hotel Atlantic City from January 2000 through August 2001.

(5)	Includes severance compensation.

Option Grants in Last Fiscal Year
      The Company does not have a stock option plan.
Employment Contracts
      The Company currently has no executive officers under employment contracts.
Equity Compensation Plan Information
      The Company does not maintain any equity compensation plans, nor does it issue any options, warrants or rights to directors, officers or employees. No securities are reserved for future issuance in connection with our equity compensation plan.
Employee Retirement Savings Plan
      ACE administers and participates in The Sands’ Retirement Plan, a qualified defined contribution plan for the benefit of all of ACE employees, who satisfy certain eligibility requirements.
      The Sands’ Retirement Plan is qualified under the requirements of Section 401(k) of the Internal Revenue Code allowing participating employees to benefit from the tax deferral opportunities provided therein. All employees of ACE, who have completed one year of service, as defined, and who have attained the age of 21, are eligible to participate in the Savings Plan.
      The Sands’ Retirement Plan provides for an employer matching contribution based upon certain criteria, including levels of participation by The Sands’ employees. The Sands incurred matching contributions totaling $441,000, $406,000 and $575,000, for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Sands also contributes to multi-employer pension, health and welfare plans for its union employees. For the years ended December 31, 2004, 2003 and 2002, The Sands contributed $5,576,000, $5,411,000 and $5,750,000, respectively.
Compensation of Directors
      Independent directors of the Board of Directors of GB Holdings are entitled to receive an annual fee of $22,500. The Board of Directors of GB Holdings held 5 meetings either in person or by unanimous consent during the year ended December 31, 2004. All directors attended at least 75% of all meetings of the Board of Directors and committees thereof for which they were eligible to serve.
      The Board of Directors of GB Holdings also has an Audit Committee. Compensation for members of the Audit Committee is included in the compensation described above.
Compensation Committee Interlocks and Insider Participation
      On October 3, 2000, GB Holdings established a Compensation Committee consisting of Messrs. Hirsch and Ashner. No Compensation Committee meeting was held during 2004.
      Affiliates of Mr. Icahn are actively involved in the gaming industry. Furthermore, affiliates of Mr. Icahn currently own approximately 77.5% of GB Holdings’ Common Stock of which AREP currently owns approximately 36.3% of GB Holdings’ Common Stock. AREP has entered into an agreement to acquire the remaining approximately 41.2% of GB Holdings’ Common Stock owned by affiliates of Mr. Icahn and warrants to purchase, upon the occurrence of certain events, an additional approximately 11.3% of the fully diluted common stock of Atlantic Holdings (see Item 12). Casinos owned or managed by Mr. Icahn may directly or indirectly compete with the Company. In addition, the potential for conflicts of interest exists among the Company and Mr. Icahn for future business opportunities. Mr. Icahn may pursue other business opportunities and there is no agreement requiring that such additional business opportunities be presented to GB Holdings.
Audit and Special Committees
      The Audit Committee has the duty to (i) review the engagement and performance of the independent auditors, including the remuneration to be paid; (ii) recommend annually to the Board of Directors the independent public accountants to be engaged to audit the books, records and accounts of the Company for the ensuing year; (iii) review with the Company’s independent auditors, as well as the Company’s management, the Company’s system of internal control including the programs and policies of the Company designed to ensure compliance with applicable laws and regulations as well as monitoring results of these compliance efforts; (iv) review with financial management and the independent auditors the Company’s annual financial statements and any financial reports or other financial information submitted to any governmental body or the public by either the Company or its independent auditors and the review of the Forms 10-Q and 10-K prepared by the financial management and the independent auditors of the Company prior to their filing and release; discuss any significant changes to the Company’s accounting principles; (v) review of any significant disagreement among management of the Company and the independent auditors in connection with the preparation of the financial reports of the companies and prior to releasing the year-end earnings, discuss with the independent auditors matters required to be communicated to audit committees in accordance with SAS 61 and (vi) make such reports and recommendations to the Board of Directors in connection with the foregoing as it shall deem appropriate or as the Board of Directors may request, and take such action thereon as the Board of Directors may direct it to take. As of the Effective Date, the Audit Committee was comprised of Mr. Ashner and Ms. Barbara Lang. Mr. Ashner does not receive any additional compensation for his participation on the Audit Committee. Effective February 28, 2001, GB Holdings adopted a charter for the Audit Committee conforming to the listing requirements of the American Stock Exchange. Messrs. Harold First and Auguste E. Rimpel, Jr. have served as members of the Board of Directors and the Audit committee, of GB Holdings since April 25, 2001, at which time Ms. Lang resigned as a member of the Audit Committee. Messrs. First and Rimpel, Jr. have also served as Directors of Property and GBHC since June 6, 2001.
      During 2003 and 2004, a special committee of the GB Holdings Board of Directors was formed to review and implement refinancing alternatives related to the 11% Notes (“the Special Committee”). The Special Committee was comprised of Messrs. Ashner, First and Rimpel, Jr. Each member of the Special Committee received $35,000 for their services in this connection which was paid during 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth as of March 21, 2005, certain information regarding the beneficial ownership of shares of GB Holdings’ Common Stock by each director of the Company, each of the executive officers listed in the Summary Compensation Table, each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares and all directors and executive officers as a group.

Number of
Name	Shares	Percent

Robino Stortini Holdings LLC(1)	1,607,416	16.1%
Carl C. Icahn(2)	7,748,744	77.5%
Martin Hirsch	—	—
John P. Saldarelli	—	—
Michael L. Ashner	—	—
Harold First	—	—
Auguste E. Rimpel, Jr.	—	—
Richard P. Brown	—	—
George Toth	—	—
Denise Barton	—	—
William Cooney	—	—
Stephanie Wheeler	—	—
All Directors and officers	7,748,744	77.5%

(1)	Pursuant to a Schedule 13D, dated March 21, 2005, filed by Robino Stortini Holdings LLC, or RSH, Michael Stortini and Charles J. Robino, RSH and Messrs. Stortini and Robino may be deemed to beneficially own 1,607,416 shares of the GB Holdings’ Common Stock. The shares are held in street name for the accounts of RSH, SSI Fund, LLC or Mr. Stortini. SSI Fund was merged into RSH effective July 1, 2004, and the shares previously held by SSI Fund became assets of RSH. Messrs. Stortini and Robino are the manager of RSH. RSH and Mr. Robino disclaim beneficial ownership to any and all shares of GB Holdings’ Common Stock in Mr. Stortini’s name or held in street name for his account. Each of RSH and Messrs. Stortini and Robino may be deemed to share the power to vote or to direct the vote of, and may be deemed to share the power to dispose of or to direct the disposition of, 1,607,416 shares of GB Holdings’ Common Stock. The principal business address of RSH and Messrs. Stortini and Robino is 6 Larch Avenue, Wilmington, DE 19808.

(2)	Pursuant to a Schedule 13D, dated January 21, 2005, filed by Carl C. Icahn and certain of his affiliates, Mr. Icahn and affiliates beneficially own 7,748,744 shares of GB Holdings’ Common Stock. The Schedule 13D provides that on January 21, 2005, American Real Estate Partners, L.P., or AREP, and Cyprus, LLC entered into a purchase agreement, pursuant to which (1) Cyprus agreed to sell to AREP 4,121,033 shares of GB Holdings’ Common Stock and warrants to purchase 1,133,284 shares of common stock of Atlantic Holdings, in consideration for which (2) AREP agreed to issue 413,793 Depositary Units to Cyprus. In addition, following the end of fiscal year 2006 of AREP, provided that certain conditions are met, Cyprus will have the right to receive up to an additional 206,897 Depositary Units. In connection with the transactions contemplated by the purchase agreement: (1) AREP will contribute to American Real Estate Holdings Limited partnership or AREH, of which AREP owns a 99% limited partnership interest, the purchased shares and the purchased warrants; and (2) AREH will contribute to AREP Sands Holding LLC, a wholly-owned subsidiary of AREH, (a) 7,748,744 shares of GB Holdings’ Common Stock (including the purchased shares), (b) warrants to purchase 2,130,904 shares of common stock of Atlantic Holdings (including the purchased warrants), and (c) $26,914,500 principal amount of 3% promissory notes of Atlantic Holdings (which are convertible into an aggregate of 1,773,907 shares of common stock of Atlantic Holdings). AREP Sands currently owns approximately $37.0 million principal amount of 3% promissory notes of Atlantic Holdings (which are convertible into an aggregate of approximately 2.4 million shares of common stock of Atlantic Holdings).

      The principal business address of AREP, AREH and AREP Sands is 100 South Bedford Road, Mt. Kisco, New York 10549. The principal business address of Mr. Icahn and Cyprus is c/o Icahn Associates Corp., 767 Fifth Avenue, 47th Floor, New York, New York 10153.

Item 13.	Certain Relationships and Related Transactions
      Affiliates of Mr. Icahn are actively involved in the gaming industry. Furthermore, affiliates of Mr. Icahn currently own approximately 77.5% of GB Holdings’ common stock of which AREP currently owns approximately 36.3% of GB Holdings’ Common Stock. AREP has entered into an agreement to acquire the remaining approximately 41.2% of GB Holdings’ Common Stock owned by affiliates of Mr. Icahn and warrants to purchase, upon the occurrence of certain events, an additional approximately 11.3% of the fully diluted common stock of Atlantic Holdings (see Item 12). Casinos owned or managed by Mr. Icahn may directly or indirectly compete with the Company. In addition, the potential for conflicts of interest exists among the Company and Mr. Icahn for future business opportunities. Mr. Icahn may pursue other business opportunities and there is no agreement requiring that such additional business opportunities be presented to GB Holdings.
      The Company’s rights to the trade name “The Sands” (the “Trade Name”) were derived from a license agreement with an unaffiliated third party. Amounts payable by the Company for these rights were equal to the amounts paid to the unaffiliated third party. On September 29, 2000, High River Limited Partnership (“High River”) assigned the Company the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of September 29, 2000 through May 19, 2086, subject to termination rights for a fee after a certain minimum term. High River is an entity controlled by Carl C. Icahn. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. On or about July 14, 2004, the Company entered into a license agreement with the Las Vegas Sands, Inc., for the use of the trade name “Sands” through May 19, 2086, subject to termination rights for a fee after a certain minimum term. This new license agreement superseded and replaced the above-mentioned trade name rights assigned to the Company by High River. In connection with the Transaction discussed above, the July 14, 2004 license agreement was assigned to ACE as of July 22, 2004. The payments made to the licensor in connection with the trade name amounts to $259,000, $263,000 and $272,000, respectively, for the years ended December 31, 2004, 2003 and 2002.
      On July 22, 2004, as a result of, and pursuant to the terms of, the Consent Solicitation and Offer to Exchange, dated June 1, 2004 to holders of the Existing Notes, holders that consented were paid $100 for each $1,000 of principal amount of notes tendered for exchange, thus affiliates of Mr. Icahn were paid approximately $6,380,000 because they tendered for exchange thereby consenting to certain amendments to the Amended and Restated Indenture, dated as of October 12, 2001, among Property, as issuer, GB Holdings and GBHC, as guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee.
      The Company has entered into an intercompany services arrangement with ACEP, which is controlled by affiliates of Mr. Icahn, whereby ACEP provides management and consulting services. The Company is billed based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During 2004, 2003 and 2002, we were billed approximately $387,500, $190,600 and $27,900, respectively.

      On February 28, 2003, the Company entered into a two year agreement with XO New Jersey, Inc. a long-distance phone carrier affiliated with Carl C. Icahn. The agreement can be extended beyond the minimum two year term on a month-to-month basis. Payments for such charges incurred for the year ended December 31, 2004 and 2003 amounted to $181,000 and $127,000, respectively. The agreement is currently continuing on a monthly basis.
      As of December 31, 2004 and 2003, the Company owed approximately $371,000 and $48,000, respectively, for reimbursable expenses to related parties.
      Pursuant to the Contribution Agreement, under which GB Holdings contributed substantially all of its assets to Atlantic Holdings, Atlantic Holdings paid $2.4 million to GB Holdings in 2004 and agreed to pay GB Holdings normal, ordinary course operating expenses (including legal and accounting costs, directors’ and officers’ insurance premiums, and fees for SEC filings) not to exceed in the aggregate $250,000 in any twelve month period, subject to a number of conditions.

Item 14.	Principal Accountant Fees and Services
Summary of KPMG LLP Fees For Professional Services Rendered

	Years Ended
	December 31,

	2004	2003

Audit fees(1)	$524,000	$410,000
Audit related fees(2)	16,000	18,000
Tax fees(3)	37,920	14,300

Total fees	$577,920	$442,300

(1)	Services relating to audit of GB Holdings, Inc.’s consolidated financial statements and review of condensed consolidated financial statements included in the Company’s Forms 10-Q, and public offerings.

(2)	Services relating to employee benefit plan audits and coordination of workpaper review by the Division of Gaming Enforcement.

(3)	Tax fees include work performed for tax compliance.
      All non-audit services must be pre-approved by the Audit committee prior to their commencement. The fees described above under “Tax Fees” were so pre-approved.
PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a) The following documents are filed as a part of this report:

1.	Financial Statements
      The financial statements filed as part of this report are listed on the Index to Financial Statements on page 31.

2.	Financial Statement Schedule
       — Schedule II; Valuation and Qualifying Accounts
      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions and are inapplicable and therefore have been omitted.

3.	Exhibits

††2.1	—	Order Confirming Modified Fifth Amended Joint Plan of Reorganization under Chapter 11 of The Bankruptcy Code Proposed by The Official Committee of Unsecured Creditors and High River
††††2.2	—	Plan of Merger between Greate Bay Hotel and Casino, Inc. (GBHC”), Atlantic Coast Depository, LLC, and GB Holdings, Inc. (“GB Holdings”)
†††3.1	—	Restated Certificate of Incorporation of GB Holdings.
†††††3.2	—	Certificate of Incorporation of Atlantic Coast Entertainment Holdings Inc. (“Atlantic Holdings”)
†††††3.3	—	Certificate of Formation of ACE Gaming LLC (“ACE”)
†††3.4	—	Amended and Restated By-laws of GB Holdings
†††††3.5	—	By-laws of Atlantic Holdings
†††††4.1	—	Operating Agreement of ACE, as amended, by Atlantic Holdings
††††4.2	—	Amended and Restated Indenture, dated as of October 12, 2001, among GB Property Funding Corp. (“Property”), as issuer, GB Holdings and GBHC, as guarantors, and Wells Fargo Bank Minnesota, National Association, as trustee
††††4.3	—	Amendment No. 1 to Amended and Restated Indenture, dated as of July 22, 2004, among Property, as issuer, GB Holdings and GBHC, as guarantors, and Wells Fargo Bank, National Association, as trustee, and Form of Second Amended and Restated Indenture, dated as of July 22, 2004, among GB Holdings, as obligor, and Wells Fargo Bank, National Association, as trustee
††††4.4	—	Second Amended and Restated Indenture, dated as of July 22, 2004, among GB Holdings, as obligor, and Wells Fargo Bank, National Association, as trustee
†††††4.5	—	Indenture, dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE, as guarantor, and Wells Fargo Bank, National Association, as trustee
†††††4.7	—	Warrant Agreement, dated as of July 22, 2004, between Atlantic Holdings and American Stock Transfer and Trust Company
†††††4.8	—	Registration Rights Agreement, dated as of July 22, 2004, between Atlantic Holdings and the Signatories listed therein
††††10.1	—	Contribution Agreement, dated as of July 22, 2004, among GB Holdings, GBHC, Atlantic Holdings and ACE
†††††10.2	—	Pledge and Security Agreement, dated as of July 22, 2004, among Atlantic Holdings, ACE and certain subsidiaries of Atlantic Holdings, as Guarantor, and Wells Fargo Bank, National Association, as trustee
†††††10.3	—	Assignment of Leases, dated as of July 22, 2004, between ACE and Wells Fargo Bank, National Association
†††††10.4	—	Mortgage, Fixture Filing and Security Agreement, dated as of July 22, 2004, between ACE and Wells Fargo Bank, National Association
†††††††10.5	—	Loan and Security Agreement, dated November 12, 2004, by and among Atlantic Holdings, as borrower, ACE, as guarantor, and Fortress Credit Corp., as lender
†††††††10.6	—	Guaranty to Fortress Credit Corp, dated as of November 12, 2004, among ACE, as guarantor, and Fortress Credit Corp. as lender
†††††††10.7	—	First Mortgage and Security Agreement, dated November 12, 2004, by and among ACE, as mortgagor, and Fortress Credit Corp., as mortgagee.

12.1		Ratio of Earnings to Fixed Charges
††††14.1	—	Code of Ethics
21.1	—	List of Subsidiaries of GB Holdings
31.1	—	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††	Filed as an exhibit to GB Holdings’ Current Report on Form 8-K, filed with the SEC on August 21, 2000, and incorporated herein by reference.

†††	Filed as an exhibit to GB Holdings’ Registration Statement on Form 8-A filed with the SEC on September 29, 2000, and incorporated herein by reference.

††††	Filed as an exhibit to GB Holdings’ Annual Report on Form 10K for the year ended December 31, 2003, and incorporated herein by reference.

†††††	Filed as an exhibit to GB Holdings’ Annual Report on Form 10K for the year ended December 31, 2004, and incorporated herein by reference.

††††††	Filed as an exhibit to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004, and incorporated herein by reference.

†††††††	Filed as an exhibit to Atlantic Holdings’ Current Report on Form 8-K filed with the SEC on November 11, 2004, and incorporated herein by reference.
(b) Reports on Form 8-K
      During the quarter ended December 31, 2004, the Registrant filed one Current Report on Form 8-K (Items 8.01 and 9.01) on November 18, 2004.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB Holdings, Inc.
Date: April 14, 2005

By:	/s/ Denise Barton

Denise Barton
Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Carl C. Icahn Carl C. Icahn	Chairman of the Board of, GB Holdings, Inc.	April 14, 2005

/s/ Martin Hirsch Martin Hirsch	Director of GB Holdings, Inc.	April 14, 2005

/s/ John P. Saldarelli John P. Saldarelli	Director of GB Holdings, Inc.	April 14, 2005

Michael L. Ashner	Director of GB Holdings, Inc.	April 14, 2005

/s/ Harold First Harold First	Director of GB Holdings, Inc.	April 14, 2005

/s/ Auguste E. Rimpel, Jr. Auguste E. Rimpel, Jr.	Director of GB Holdings, Inc.	April 14, 2005

/s/ Richard P. Brown Richard P. Brown	Chief Executive Officer of GB Holdings, Inc.	April 14, 2005

/s/ Denise Barton Denise Barton	Chief Financial Officer of GB Holdings, Inc. (Principal Financial and Accounting Officer)	April 14, 2005

INDEX TO FINANCIAL STATEMENT SCHEDULE
GB Holdings, Inc. And Subsidiaries

•	Schedule II; Valuation and Qualifying Accounts

SCHEDULE II
GB HOLDINGS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions

		Amounts
	Balance of	Charged to
	Beginning of	Costs and			Balance at
	Period	Expenses	Deductions		End of Period

Year Ended December 31, 2004:
Allowance for doubtful accounts receivable	$5,918,000	$416,000	$(2,472,000	)(1)	$3,862,000
Allowance for obligatory investments	11,340,000	1,165,000	(5,000	)(2)	12,500,000

	$17,258,000	$1,581,000	$(2,477,000)		$16,362,000

Year Ended December 31, 2003:
Allowance for doubtful accounts receivable	$11,301,000	$1,040,000	$(6,423,000	)(1)	$5,918,000
Allowance for obligatory investments	10,028,000	1,434,000	(122,000	)(2)	11,340,000

	$21,329,000	$2,474,000	$(6,545,000)		$17,258,000

Year Ended December 31, 2002:
Allowance for doubtful accounts receivable	$14,406,000	$1,586,000	$(4,691,000	)(1)	$11,301,000
Allowance for obligatory investments	9,290,000	1,521,000	(783,000	)(2)	10,028,000

	$23,696,000	$3,107,000	$(5,474,000)		$21,329,000

(1)	Represents net write offs of uncollectible accounts.

(2)	Represents write offs of obligatory investments in connection with the contribution of certain obligatory investments to CRDA approved projects.