Form 10-Q
period 2005-03-31
GB HOLDINGS INC
filed 2005-05-11
CIK 912926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number:  001-15064

GB HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of (incorporation or organization)	75-2502293 (I.R.S. Employer Identification No.)

c/o Sands Hotel & Casino Indiana Avenue & Brighton Park Atlantic City, New Jersey	08401
(Address of principal executive offices)	(Zip Code)

(609) 441-4633

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).       Yes ☐       No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.       Yes ☒       No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Registrant	Class	Outstanding at May , 2005
GB Holdings, Inc.	Common stock, $.01 par value	10,000,000 shares

PART I.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GB HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	March 31, 2005	December 31, 2004
	(in thousands, except per share data)

ASSETS
Current Assets:
Cash and cash equivalents	$14,929	$12,756
Accounts receivable, net	4,371	5,100
Deferred financing costs	2,237	2,260
Other current assets	9,813	7,328

Total Current Assets	31,350	27,444

Property and equipment, net	168,237	171,640
Obligatory investments, net	11,830	11,647
Deferred financing costs	3,970	4,509
Other assets	1,667	1,718

Total Other Assets	17,467	17,874

TOTAL ASSETS	$217,054	$216,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$4,000	$—
Current portion of long-term debt	43,741	43,741
Accounts payable-trade	3,912	3,995
Accrued expenses	10,261	11,360
Accrued payroll and related expenses	7,503	6,819
Related party payables	588	371
Current portion of capital lease obligation	236	248

Total Current Liabilities	70,241	66,534

Long-Term Liabilities:
Long-term debt, less current portion	66,259	66,259
Capital lease obligations, less current portion	385	432
Other	5,496	4,920

Total Long-Term Liabilities	72,140	71,611

Commitments and Contingencies
Warrants in Atlantic Coast Entertainment Holdings, Inc.	43,587	43,587
Shareholders’ Equity:
Preferred stock, $.01 par value per share; 5,000000 shares authorized; 0 shares outstanding	—	—
Common stock, $.01 par value share; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	100	100
Additional paid-in capital	81,313	81,313
Accumulated deficit	(50,327)	(46,187)

Total Shareholders’ Equity	31,086	35,226

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$217,054	$216,958

See notes to condensed consolidated financial statements.

GB HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(in thousands, except per share data)

REVENUES:
Casino	$37,341	$38,119
Hotel	2,294	2,288
Food and beverage	4,866	4,990
Other	807	927

Gross Revenues	45,308	46,324
Less promotional allowances	(5,343)	(5,334)

Net Revenues	39,965	40,990

COSTS AND EXPENSES:
Casino	11,827	12,214
Hotel	703	655
Food and beverage	1,566	2,027
Other operating expenses	209	203
Selling, general and administrative	22,925	21,041
Depreciation and amortization	4,026	3,567
Provision for obligatory investments	238	368
Gain on sale of assets	(4)	—

Total Costs And Expenses	41,490	40,075

(LOSS) INCOME FROM OPERATIONS	(1,525)	915

OTHER INCOME (EXPENSE):
Interest income	107	111
Interest expense	(2,451)	(3,189)
Debt restructuring costs	(24)	(710)

Total other expense, net	(2,368)	(3,788)

LOSS BEFORE INCOME TAXES	(3,893)	(2,873)
Provision for income taxes	247	267

NET LOSS	$(4,140)	$(3,140)

Basic/diluted loss per common share	$(0.41)	$(0.31)

Weighted average common shares outstanding	10,000,000	10,000,000

     See notes to condensed consolidated financial statements.

GB HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,140)	$(3,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,026	3,567
Provision for obligatory investments	238	368
Gain on sale of assets	(4)	—
Changes in operating assets and liabilities:
Accounts receivable, net	729	94
Deferred financing costs	595	—
Other current assets	(2,486)	900
Accounts payable and accrued expenses	(281)	(4,612)
Long-term liabilities	576	56

Net Cash Used in Operating Activities	(747)	(2,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(571)	(2,118)
Purchase of obligatory investments	(553)	(517)
Cash proceeds from sale of property and equipment	4	9
Cash proceeds from sale of obligatory investments	132	—

Net Cash Used in Investing Activities	(988)	(2,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowing on line of credit	4,000	—
Deferred financing fees	(33)	—
Payments on capital lease obligation	(59)	—

Net Cash Provided by Financing Activities	3,908	—

Net increase (decrease) in cash and cash equivalents	2,173	(5,393)
Cash and cash equivalents – beginning of period	12,756	33,454

Cash and Cash Equivalents – End of Period	$14,929	$28,061

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,494	$6,050

Cash paid for income taxes	$88	$88

Interest capitalized	$2	$28

See notes to condensed consolidated financial statements.

GB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)       Organization, Business and Basis of Presentation

     GB Holdings, Inc. (“GB Holdings”) is a Delaware corporation and was a wholly-owned subsidiary of Pratt Casino Corporation (“PCC”) through December 31, 1998. PCC, a Delaware corporation, was incorporated in September 1993 and was wholly-owned by PPI Corporation (“PPI”), a New Jersey corporation and a wholly-owned subsidiary of Greate Bay Casino Corporation (“GBCC”). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in GB Holdings to PBV, Inc. (“PBV”), a newly formed entity controlled by certain stockholders of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in GB Holdings was transferred to Greate Bay Holdings, LLC (“GBLLC”), whose sole member as a result of the same reorganization was PPI. In February 1994, GB Holdings acquired Greate Bay Hotel and Casino, Inc. (“GBHC”), a New Jersey corporation, through a capital contribution by its then parent. From its creation until July 22, 2004, GBHC’s principal business activity was its ownership of The Sands Hotel and Casino located in Atlantic City, New Jersey (“The Sands”). GB Property Funding Corp. (“Property”), a Delaware corporation and a wholly-owned subsidiary of GB Holdings, was incorporated in September 1993 as a special purpose subsidiary of GB Holdings for the purpose of borrowing funds for the benefit of GBHC. The condensed consolidated financial statements include the accounts of GB Holdings and its subsidiaries, Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings”) and ACE Gaming, LLC (“ACE” and collectively with GB Holdings and Atlantic Holdings, the “Company” and also Property and GBHC until July 22, 2004). Until July 22, 2004, GBHC was the owner and operator of The Sands. In connection with a transaction which was consummated in July of 2004, substantially all of the assets of GB Holdings and certain subsidiaries (including The Sands) was transferred to Atlantic Holdings and subsequently to ACE. Atlantic Holdings is a Delaware corporation and was a wholly-owned subsidiary of GBHC which was a wholly-owned subsidiary of GB Holdings and was formed in October 2003. ACE a New Jersey limited liability company and a wholly-owned subsidiary of Atlantic Holdings was formed in November 2003.

     All reference herein to the Company and GB Holdings are on a consolidated basis and all operating assets, including cash, are owned by GB Holdings’ subsidiaries, Atlantic Holdings and ACE, and GB Holdings’ sole asset is 2,882,938 shares of Atlantic Holdings common stock. All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial position as of March 31, 2005 and the condensed consolidated results of operations for the three months ended March 31, 2005 and 2004 have been made. The results set forth in the condensed consolidated statement of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

     The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (U.S. generally accepted accounting principles) can be condensed or omitted.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Reclassifications –

     Certain reclassifications have been made to prior years’ condensed consolidated financial statements to conform to the current year condensed consolidated financial statement presentations. The most significant reclassifications include the following: marketing costs that had been in casino expense are now included in selling, general and administrative expense; cash and coin incentives that were included in promotional allowances are now included in casino revenues; and certain complimentary expenses that were included in casino expense are now included in promotional allowances.

(2)       Liquidity Matters

     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed below, the Company has suffered recurring net losses, has a net working capital deficiency and significant current debt obligations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described below. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In connection with a consent solicitation and offer to exchange, $66,258,970 of the $110 million 11% Notes due 2005 (“11% Notes”) were exchanged and $43,741,030 principal amount of the 11% Notes remain outstanding and will mature on September 29, 2005. GB Holdings’ ability to pay the interest and principal amount of the remaining 11% Notes at maturity in September 2005 will depend upon its ability to refinance such Notes on favorable terms or at all or to derive sufficient funds from the sale of Atlantic Holdings common stock or from a borrowing. If GB Holdings is unable to pay the interest and principal due on the remaining 11% Notes at maturity it could result in, among other things, the possibility of GB Holdings seeking bankruptcy protection or being forced into bankruptcy or reorganization. The status of the 11% Notes is currently being reviewed by the Company and various alternatives are being evaluated.

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

(3)       Related Party Transactions

     As of May 26, 2004, the Company has entered into an intercompany services arrangement with American Casino & Entertainment Properties LLC (“ACEP”), which is controlled by affiliates of Carl C. Icahn, whereby ACEP provides management and consulting services. The Company is billed based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. For the three months ended March 31, 2005, the Company was billed approximately $136,000.

     The Company has entered into an agreement with XO Communications, Inc., a long-distance phone carrier affiliated with Mr. Icahn. Payments for such charges incurred for the three months ended March 31, 2005 and 2004 amounted to $40,000 and $56,000, respectively. The agreement is currently continuing on a monthly basis.

(4)       Line of Credit

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

     The borrower and guarantor on the Loan Agreement are required to maintain certain financial covenants. As of March 31, 2005, Atlantic Holdings had borrowed $4.0 million under the Loans and was in compliance with these covenants.

(5)       Commitments and Contingencies

     Legal Proceedings

     Tax appeals challenging the amount of ACE’s real property assessments for tax years 1996 through 2004 are pending before the New Jersey Tax Court. A trial in this matter commenced on May 3, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULT OF OPERATIONS.

     This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of GB Holdings, Inc. (“GB Holdings”), Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings”) and ACE Gaming LLC (“ACE”) and collectively with GB Holdings and Atlantic Holdings the “Company”). The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Such risks and uncertainties are beyond management’s ability to control and, in many cases, cannot be predicted by management. When used in this Quarterly Report on Form 10-Q, the words “believes”, “estimates”, “anticipates”, “expects”, “intends” and similar expression as they relate to GB Holdings, Atlantic Holdings, ACE or their management are intended to identify forward-looking statements. All references herein to the Company and GB Holdings are on a consolidated basis and all operating assets, including cash, are owned by GB Holdings’ subsidiaries, Atlantic Holdings and ACE, and GB Holdings’ sole asset is 2,882,938 shares of common stock, par value $0.01 per share (the “Atlantic Holdings Common Stock”), of Atlantic Holdings.

OVERVIEW

     GB Holdings owns Atlantic Holdings and Atlantic Holdings owns ACE, the owner and operator of The Sands Hotel & Casino in Atlantic City, New Jersey (“The Sands”). The Company primarily generates revenues from gaming operations at The Sands. Although the Company’s other business activities including hotel, entertainment, retail store, food and beverage operations also generate revenues, these revenues are nominal in comparison to the casino operations. The non-casino operations primarily support the casino operation by providing complimentary goods and services to deserving casino customers. The Company competes in a capital intensive industry that requires continual reinvestment in its facility and technology.

     The Company faces a number of competitive challenges during fiscal 2005, including increased competition from other existing casinos that invested in capital improvements, and a corresponding increase in competition for both table game and slot machine players.

     Pursuant to a Consent Solicitation and Offer to Exchange commenced by Atlantic Holdings (the “Transaction”), holders of $110 million of 11% Notes due 2005 (the “11% Notes”) issued by a wholly owned subsidiary of GB Holdings were given the opportunity to exchange such notes on a dollar for dollar basis, for $110 million of 3% Notes due 2008 (the “3% Notes”) issued by Atlantic Holdings and guaranteed by ACE. The Transaction was consummated in July of 2004, and $66,258,970 of the $110 million 11% Notes were exchanged for an equal amount of 3% Notes and $43,741,030 principal amount of the 11% Notes remain outstanding and will mature on September 29, 2005. The Transaction included, among other things, the transfer of substantially all of the assets of GB Holdings, and certain of its subsidiaries, to Atlantic Holdings. In connection with the transfer of assets and certain liabilities of GB Holdings, and certain of its subsidiaries, Atlantic Holdings issued to GB Holdings 2,882,937 shares of Atlantic Holdings Common Stock, which is the sole asset of GB Holdings. Also as part of the Transaction, an aggregate of 10,000,000 warrants (the “Warrants”) were distributed pro rata to the stockholders of GB Holdings. Such Warrants allow the holders to purchase from Atlantic Holdings, at an exercise price of $0.01 per share, an aggregate of 2,750,000 shares of Atlantic Holdings Common Stock following the occurrence of certain conditions. GB Holdings’ ability to pay the interest and principal amount of the remaining 11% Notes at maturity in September 2005 will depend upon its ability to refinance such Notes on favorable terms or at all or to derive sufficient funds from the sale of Atlantic Holdings Common Stock or from a borrowing. If GB Holdings is unable to pay the interest and principal due on the remaining 11% Notes at maturity it could result in, among other things, the possibility of GB Holdings seeking bankruptcy protection or being forced into bankruptcy or reorganization. The status of the 11% Notes is currently being reviewed by the Company and various alternatives are being evaluated.

RESULTS OF OPERATIONS

     Revenues

     Overall casino revenues decreased $778,000 for the three months ended March 31, 2005 compared to the same prior year period. The decrease in casino revenue is a result of decreased slot win of $2,163,000, partially offset by increased table game win of $1,385,000. Table game drop increased by $192,000 (0.3%) during the three months ended March 31, 2005 compared with the same prior year period despite a highly competitive Atlantic City market. The Company’s increase in table game drop is a result of a combination of enhanced player development efforts, especially in Asian marketing, and an increase in the number of table games, which included games favored by Asian players. The table game hold percentage increased 2.3 percentage points to 17.7% for the three month period ended March 31, 2005 compared to the same period for the prior year. Slot machine handle decreased $30.8 million (7.1%) during the three months ended March 31, 2005, compared with the same period of 2004. The Company’s 2005 decrease in handle is primarily attributed to the effect of an increased capacity in slots, hotel, and parking at existing Atlantic City Casinos. This decrease in slot machine handle is partially offset by an increase in hold percentage.

     Food and beverage revenue decreased $124,000 (2.5%) for the three months ended March 31, 2005 compared to the same prior year period. This decrease is due to decreased food revenue ($153,000) partially offset by an increase in beverage revenue ($29,000).

     Promotional Allowances

     Promotional allowances are comprised of the estimated retail value of goods and services provided to casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 14.3% during the three months ended March 31, 2005 from 14.0% during the same prior year period. The increase in this ratio is attributable to the Company’s efforts to retain casino gaming market share due to the competitiveness within the Atlantic City market.

     Departmental Expenses

     Casino expenses decreased by $387,000 (3.2%) for the three months ended March 31, 2005 compared to the same prior year period. The decrease in casino expenses is primarily due to the reduction in payroll and related expenses ($459,000) due to labor efficiencies. This was partially offset by an increase in regulatory fees ($272,000) due to a credit received from surplus CCC funds in 2004.

     Hotel expenses increased $48,000 for the three months ended March 31, 2005 compared to the same prior year period. The increases were due to fewer costs allocated to casino expenses ($134,000) as a result of decreased room complimentaries generated by casino promotions. Total complimentary room nights decreased by 1,044 or 3.2% over the same prior year period. Rooms payroll and benefits decreased $110,000 year to year due to labor efficiencies.

     Food and beverage expenses decreased $461,000 for the three months ended March 31, 2005 compared to the same prior year period. The decrease was primarily due to decreases in payroll and related expenses ($325,000) due to increased labor efficiencies. The decreases were also due to decreases in food and beverage cost of sales ($214,000) as a result of decreased food revenue, which was offset slightly by a reduction of allocable costs of complimentaries ($76,000) to casino expense.

     General and Administrative Expenses

     Selling, general, and administrative expenses increased $1.9 million for the three months ended March 31, 2005, compared to the same period last year. The increases were due to increased advertising and promotions expenses ($1.5 million), legal fees ($324,000), and repairs and maintenance expense ($130,000).

     Depreciation and Amortization

     Depreciation and amortization expense increased $459,000 for the three month period ended March 31, 2005, compared to the same prior year period due to an increase in depreciation expense as a result of the continued investment in infrastructure and equipment during the current and preceding year.

     Interest Expense

     Interest expense decreased $738,000 during the three month period ended March 31, 2005, compared to the same period in 2004. The decrease is primarily due to the reduced interest rate on debt associated with the exchange of approximately $66.3 million of 11% Notes for an equal amount of 3% Notes.

LIQUIDITY AND CAPITAL RESOURCES

     Summary

     In connection with the Consent Solicitation and Offer to Exchange described above,, $66,258,970 of the 11% Notes were exchanged and $43,741,030 principal amount of the 11% Notes remain outstanding and will mature on September 29, 2005. GB Holdings’ ability to pay the interest and principal amount of the remaining 11% Notes at maturity in September 2005 will depend upon its ability to refinance such Notes on favorable terms or at all or to derive sufficient funds from the sale of Atlantic Holdings Common Stock or from a borrowing. If GB Holdings is unable to pay the interest and principal due on the remaining 11% Notes at maturity it could result in, among other things, the possibility of GB Holdings seeking bankruptcy protection or being forced into bankruptcy or reorganization. The status of the 11% Notes is currently being reviewed by the Company and various alternatives are being evaluated.

     Management believes that cash flows generated from operations of the subsidiaries of the Company during 2005, as well as available cash reserves, will be sufficient to meet these subsidiaries’ operating plan. Based upon expected cash flow generated from operations, management determined that it would be prudent for the subsidiaries of the Company to obtain a line of credit to provide additional cash availability, to meet the working capital needs of the subsidiaries of the Company, in the event that anticipated cash flow is less than expected or expenses exceed those anticipated. As a result of this determination, on November 12, 2004, Atlantic Holdings and ACE entered into a senior secured revolving credit facility with Fortress Credit Corp. (“Fortress”), which provides for working capital loans of up to $10 million to be used for working capital purposes, in the operation of The Sands. The loan agreement and the loans thereunder have been designated by the Board of Directors of Atlantic Holdings and Atlantic Holdings, as manager of ACE, as Working Capital Indebtedness (as that term is defined in the Indenture, dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE, as guarantor, and Wells Fargo Bank, National Association, as trustee). As of March 31, 2005, Atlantic Holdings had borrowed $4.0 million from the $10 million credit facility. All Loans under the Loan Agreement are payable in full by no later than the day immediately prior to the one-year anniversary of the Loan Agreement, or any earlier date on which the Loans are required to be paid in full, by acceleration or otherwise, pursuant to the Loan Agreement.

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

     Operating Activities

     At March 31, 2005, the Company had cash and cash equivalents of $14.9 million. The Company used $747,000 of net cash from operations during the three months ended March 31, 2005 compared to using $2.8 million during the same prior year period. The 2005 decrease in net cash used in operations was primarily due to a reduction in amounts used for accounts payable and accrued expenses and a decrease in interest expense associated with the reduced interest rate on debt associated with the exchange of approximately $66.3 million of 11% Notes for an equal amount of 3% Notes.

     Investing Activities

     Capital expenditures for the three months ended March 31, 2005 amounted to approximately $571,000 compared to $2.1 million in 2004. In order to enhance its competitive position in the market place, the Company may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations.

     The Company is required by the CCC to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority (“CRDA”) in lieu of a certain investment alternative tax. Deposits for the three months ended March 31, 2005 and 2004 amounted to $553,000 and $517,000, respectively.

     Financing Activities

     In connection with the Consent Solicitation and Offer to Exchange described above, holders of approximately $66,259,000 of 11% Notes exchanged such notes for an equal principal amount of 3% Notes. As a result, approximately $43,741,000 of principal amount of the 11% Notes remain outstanding and mature on September 29, 2005. GB Holdings’ ability to pay the interest and principal amount of the remaining 11% Notes at maturity on September 29, 2005 will depend upon its ability to refinance such Notes on favorable terms or at all or to derive sufficient funds from the sale of Atlantic Holdings common stock or from a borrowing. If GB Holdings is unable to pay the interest and principal due on the remaining 11% Notes at maturity it could result in, among other things, the possibility of GB Holdings seeking bankruptcy protection or being forced into bankruptcy or reorganization. The 3% Notes mature on July 22, 2008.

     At March 31, 2005 and December 31, 2004, accrued interest on the 11% Notes was $13,000 and $1,216,000, respectively. Interest on the 11% Notes is due semi-annually on March 29th and September 29th. Accrued interest on the 3% Notes was $1,378,000 at March 31, 2005. Interest on the 3% Notes is due at maturity, on July 22, 2008.

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

     Pursuant to the Loan Agreement, Atlantic Holdings and ACE, are required to maintain the following financial covenants; (1) a minimum EBITDA (as defined in the Loan Agreement) of $12.5 million, which shall be measured and confirmed as of the twelve month period ended each respective January 1, April 1, July 1 and October 1 of each year until the full and final satisfaction of the loan and (2) a Minimum Leverage Ratio of which Atlantic Holdings shall not permit its ratio of defined Total Debt to EBITDA, as measured and confirmed annually on a trailing twelve month basis to exceed 6.25:1. As of March 31, 2005, Atlantic Holdings had borrowed $4.0 million under the Loans and Atlantic Holdings and ACE were in compliance with these covenants.

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

     Private Securities Litigation Reform Act

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by GB Holdings, GB Property Funding or GBHC with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made by such companies) contains statements that are forward-looking, such as statements relating to future expansion plans, future construction costs and other business development activities including other capital spending, economic conditions, financing sources, competition and the effects of tax regulation and state regulations applicable to the gaming industry in general or GB Holdings, GB Property Funding and GBHC in particular. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of GB Holdings, GB Property Funding or GBHC. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, activities of competitors and the presence of new or additional competition, fluctuations and changes in customer preference and attitudes, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

Risk Factors Related to the Business of The Company

GB Holdings may be unable to pay the interest or principal on the 11% Notes at maturity which may impact our ability to continue as a going concern.

     GB Holdings’ ability to pay the interest and principal amount of the remaining 11% Notes at maturity on September 29, 2005 will depend upon its ability to refinance such Notes on favorable terms or at all or to derive sufficient funds from the sale of Atlantic Holdings Common Stock or from a borrowing. If GB Holdings is unable to pay the interest and principal due on the remaining 11% Notes at maturity it could result in, among other things, the possibility of GB Holdings seeking bankruptcy protection or being forced into bankruptcy or reorganization.

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

Going Concern Consideration.

     Our accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our independent registered public accounting firm’s report on our consolidated financial statements as of December 31, 2004, includes an explanatory paragraph relating to substantial doubt as to the ability of GB Holdings to continue as a going concern, due to GB Holdings’ recurring net losses, net working capital deficiency and significant current debt obligations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. On September 29, 2005, the 11% Notes will mature and GB Holdings will owe approximately $46.1 million in interest and principal payments. If GB Holdings is unable to pay the interest and principal due at maturity it will be in default on the 11% Notes.

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

     A majority of The Sands’ patrons arrive by automobile travel and bus tours. Higher gasoline prices could reduce automobile travel to The Sands’ location and could increase bus fares to The Sands. In addition, adverse winter weather conditions could reduce automobile travel to The Sands’ location and could reduce bus travel. Accordingly, the Company’s business, assets, financial condition and results of operations could be adversely affected by a weakening of regional economic conditions and higher gasoline prices or adverse winter weather conditions.

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

     Although the Company is required to maintain insurance customary and appropriate for its business the Company cannot assure you that insurance will be available or adequate to cover all loss and damage to which the Company’s business or the Company’s assets might be subjected. In connection with insurance renewals subsequent to September 11, 2001, the insurance coverage for certain types of damages or occurrences has been diminished substantially and is unavailable at commercial rates.The Company is self-insured for certain risks. The lack of insurance for certain types or levels of risk could expose the Company to significant losses in the event that an uninsured catastrophe occurred. Any losses the Company incurs that are not covered by insurance may decrease its future operating income, require it to find replacements or repairs for destroyed property and reduce the funds available for payments of its obligations on the 11% Notes and 3% Notes.

There are risks related to the creditworthiness of patrons of the casinos.

     The Company is exposed to certain risks related to the creditworthiness of its patrons. Historically The Sands has extended credit on a discretionary basis to certain qualified patrons. For the three months ended March 31, 2005, gaming credit extended to The Sands’ table game patrons accounted for approximately 17.5% of overall table game wagering, and table game wagering accounted for approximately 13.0% of overall casino wagering during the period. At March 31, 2005, gaming receivables amount to $7.1 million before an allowance for uncollectible gaming receivables of $3.5 million. There can be no assurance that defaults in the repayment of credit by patrons of The Sands would not have a material adverse effect on the results of operations of The Sands and, consequently the Company.

The Company’s success depends in part on the availability of qualified management and personnel and on the Company’s ability to retain such employees.

     The quality of individuals hired for positions in the hotel and gaming operations will be critical to the success of the Company’s business. It may be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies and their facilities in the Company’s jurisdiction and nationwide. The Borgata opening and other Atlantic City casino expansions has aggravated this problem. Future expansions, in Atlantic City or other neighboring jurisdictions, could further exacerbate this situation. The Company cannot assure you that it will be successful in retaining current personnel or in hiring or retaining qualified personnel in the future. A failure to attract or retain qualified management and personnel at all levels or the loss of any of the Company’s key executives could have a material adverse effect on the Company’s financial condition and results of operations.

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

     The Company also competes with legalized gaming from casinos located on Native American tribal lands. In July 2004, the Appellate Division of the Supreme Court of New York unanimously ruled that Native American owned casinos could legally be operated in New York under the New York State law passed in October 2001. That law permits three casinos in Western New York, all of which would be owned by the Seneca Indian Nation. The law also permits up to three casinos in the Catskills in Ulster and Sullivan Counties, also to be owned by Native American Tribes. In addition, the legislation allows slot machines to be placed in Native American-owned casinos. The court also ruled that New York could participate in the Multi-State Mega Millions Lottery Game.

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

     The holders of the GB Holding Common Stock, the 11% Notes and the 3% Notes and the Warrants are subject to certain regulatory restrictions on ownership. While holders of publicly traded obligations such as the 11% Notes and the 3% Notes are generally not required to be investigated and found suitable to hold such securities, the CCC has the discretionary authority to (i) require holders of securities of corporations governed by New Jersey gaming law to file applications; (ii) investigate such holders; and (iii) require such holders to be found suitable or qualified to be an owner or operator of a gaming establishment. Pursuant to the regulations of the CCC such gaming corporations may be sanctioned, including the loss of its approvals, if, without prior approval of the CCC, it (i) pays to the unsuitable or unqualified person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable or unqualified person in connection with the securities; (iii) pays the unsuitable or unqualified person remuneration in any form; or (iv) makes any payments to the unsuitable or unqualified person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. If the Company is served with notice of disqualification of any holder, such holder will be prohibited by the NJCCA from receiving any payments on, or exercising any rights connected to, the GB Holdings’ Common Stock, the 11% Notes, or the 3% Notes, or the Warrants, as applicable.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not have securities subject to interest rate fluctuations and has not invested in derivative-based financial instruments.

     No market exists for the 11% Notes since April 16, 2004, the last full trading day prior to the delisting of 11% Notes from trading on the American Stock Exchange. The fair market value of GB Holdings’ fixed rate debt was $35.4 million compared with its carrying amount of $43.7 million at March 31, 2005.

Item 4.       CONTROLS AND PROCEDURES

     The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a – 15 and 15d – 15 under the Securities Exchange Act of 1934 (the “Exchange Act”) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     In accordance with Exchange Act Rules 13a – 15 and 15d – 15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s management, of the effectiveness of the Company’s disclosure and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     During the quarter ended March 31, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are likely to affect, our internal controls over financial reporting.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II:       OTHER INFORMATION

Item 6.       Exhibits

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB HOLDINGS, INC.
Date: May 10, 2005	/s/ Denise Barton
Denise Barton
Chief Financial Officer

Exhibit Index

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act 2002.